Form 10-K
period 2022-12-31
FIRST NATIONAL CORP /VA/
filed 2023-03-30
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2022 was $95,329,016.

The number of outstanding shares of common stock as of March 17, 2023 was 6,281,935.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2023 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, and growth strategy. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	accounting principles, policies and guidelines and elections made by the Company thereunder;
•	changes in cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s, or industry's, reputation become damaged;
•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of those policies on interest rates and business in the Company's markets;

•

changes in interest rates could have a negative impact on the value of the Company’s securities portfolio and its net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans;

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

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (Fincastle) for an aggregate purchase price of $33.8 million of cash and stock. On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to its Richmond area branch. The Bank purchased the fixed assets for an amount equal to SmartBank’s book value. Additional information about these acquisitions is presented in Note 25.

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

Products and Services

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and two customer service centers in retirement communities.  For the location and general character of each of these offices, see Item 2 of this Form 10-K. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

The Company believes its competitive advantages include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2022, the Bank was ranked second overall in its market area with 12.39% of its total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2022, the Bank employed a total of 215 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the SCC's Bureau of Financial Institutions. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company.”

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

The minimum capital level requirements applicable to the Bank under the rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This resulted in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2022:

First Bank
Total capital to risk-weighted assets	14.60%
Tier 1 capital to risk-weighted assets	13.82%
Common equity Tier 1 capital to risk-weighted assets	13.82%
Tier 1 capital to average assets	9.36%
Capital conservation buffer ratio(1)	6.60%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2022 and December 31, 2021.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%.  On October 18, 2022, the FDIC adopted a final rule to increase base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The increase is being instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2022.

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework.  If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

In November 2021, the federal banking agencies approved a final rule that requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident”, among other things, the rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2022, the Company had not been made aware of any instances of non-compliance with the guidance.

CARES Act. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. Among other things, the CARES Act included the Small Business Administration (SBA) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, including the Bank, that process loan applications and service the loans.

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

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; changes in interest rates; and inflation, all of which are beyond our control.  Although the domestic and global economies have largely recovered from the COVID-19 pandemic, certain consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time.  For example, the COVID-19 pandemic could have long-lasting impacts certain industries due to changes in consumer behavior and business practices, including remote work and business travel.  Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession.  A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, including as a result of a pandemic or other widespread public health emergency, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Company or its subsidiaries.

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

Our mortgage department contributes to our noninterest income. We generate income from brokered mortgage loans and gains on sales of mortgage loans primarily from loans that we source and/or originate. Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry. During 2022, revenues from mortgage banking decreased significantly, primarily due to lower mortgage volumes as market interest rates increased and the demand for mortgages declined. Loan production levels may continue to suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, noninterest income from its mortgage operations. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

Risks Related to our Industry

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our results of operations and financial condition.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments, and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions and monetary policies, which are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  Although the Company does not believe it has significant exposure to changes in interest rates, it could experience pressure on the net interest margin due to intense competition for loans and deposits from both local and national financial institutions. In addition, the Company could experience net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Company to seek funding from other sources at higher rates of interest.

In addition, changes in interest rates may negatively affect both the returns on and market value of our investment securities. As we experienced due to rising interest rates in 2022, interest rate changes can reduce unrealized gains or increase unrealized losses in our portfolio and thereby negatively impact our accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, make payments on our debt obligations as they come due and other cash commitments.  Our business strategy is based primarily on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, changes in the liquidity needs of our depositors and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If market interest rates rise or our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding.  Either of these factors could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations.

Further, if local customer deposits are not sufficient to fund our normal operations and growth, we may rely on secondary sources of liquidity, such as brokered deposits, borrowings from the Federal Home Loan Bank of Atlanta (FHLB), federal funds lines of credit from correspondent banks, and borrowings from the Federal Reserve Discount Window; however, there can be no assurance that these arrangements will be available to us when needed on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs.  For example, our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings, and our use of brokered deposits may be limited or discouraged by our banking regulators. We also may need to raise funds through the issuance of debt or equity securities, or the sale of investment securities or loans, as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies or satisfy our obligations.

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

When the Company completes an acquisition, intangibles, such as goodwill and core deposit intangibles, are recorded on the date of acquisition as an asset. Current accounting guidance requires an evaluation for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows, sustained adverse change in the Company’s common stock, or a decline in core deposit balances could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that could have a significant impact on the results of operations.

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

The Company is subject to stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect our results of operations and future growth.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank or require the Company to incur additional personnel or technology costs. For example, effective January 1, 2023, the Company adopted Accounting Standards Codification 326, Financial Instruments - Credit Losses, commonly referred to as CECL.  CECL is generally viewed throughout the industry as the most significant change in accounting standards to affect financial institutions in decades, as it fundamentally changes the accounting for and estimation of the allowance for loan losses. The current incurred loss approach was replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a result, the Company has incurred additional expenses to support both the adoption and the subsequent accounting and financial reporting requirements of CECL. For more information regarding recent accounting pronouncements and their effects on the Company, including CECL, see “Recent Accounting Pronouncements” in Note 1 of the consolidated financial included in Item 8 of this Form 10-K.

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

The Company is transitioning from the use of the LIBOR index in the future.

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

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.  The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. For example, SOFR is a relatively new reference rate, has a very limited history, and differs fundamentally from U.S. Dollar LIBOR. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, whereas U.S. Dollar LIBOR is an unsecured rate that represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as U.S. Dollar LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for U.S. Dollar LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under the Company’s loan agreements with borrowers, subordinated notes that it has issued, or other financial arrangements may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

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

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2022, the Bank operated 20 branches throughout the Shenandoah Valley, central regions of Virginia, and the Richmond and Roanoke market areas. The Bank also operates a loan production office and two customer service centers in retirement communities. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 17, 2023 the Company had 808 shareholders of record and approximately 1,022 beneficial owners of shares of common stock.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of its outstanding common stock. Repurchases under the plan could be made through privately negotiated transactions or in the open market in accordance with SEC rules. The Company's Board of Directors authorized the purchase plan through December 31, 2023, unless the entire amount authorized to be repurchased had been acquired before that date. As of December 31, 2022, the Company had not repurchased common stock under the purchase plan.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, Roanoke Valley, central regions of Virginia, and the Richmond market areas. Within these market areas, there are diverse types of industry including regional medical, professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, mobile banking platform, website, www.fbvirginia.com, a loan production office, and two customer service centers in retirement communities.  The Bank’s services are also delivered through a network of ATMs located throughout its market area.  For the location and general character of each of these offices, see Item 2 of this Form 10-K.

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

Primary expense categories are salaries and employee benefits, which comprised 58% of noninterest expenses during 2022, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. The provision for loan losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Financial Performance and Condition

Net income increased by $6.4 million to $16.8 million, or $2.68 per diluted share, for the year ended December 31, 2022, compared to $10.4 million, or $1.86 per diluted share, for the same period in 2021. Return on average assets was 1.19% and return on average equity was 15.87% for the year ended December 31, 2022, compared to 0.88% and 10.30%, respectively, for the year ended December 31, 2021.

The $6.4 million increase in net income for the year ended December 31, 2022 resulted primarily from a $10.7 million, or 31%, increase in net interest income, and a $2.5 million, or 24%, increase in noninterest income, compared to the same period of 2021. These favorable variances were partially offset by a $2.5 million increase in provision for loan losses, a $2.9 million, or 9%, increase in noninterest expense and a $1.4 million increase in income tax expense.

Net interest income increased $10.7 million, or 31%, for the year ended December 31, 2022, compared to the same period of 2021 from a $12.3 million increase in total interest income, which was partially offset by a $1.5 million increase in total interest expense. Net interest income increased from a 31-basis point expansion of the net interest margin to 3.44% and a $212.0 million, or 19%, increase in average earning assets. The merger of The Bank of Fincastle with and into First Bank on July 1, 2021 contributed to the increase in average earning assets.

Accretion of loan discounts, net of premium amortization on acquired loans, which was included in interest income, increased by $722 thousand to $1.1 million in 2022. While accretion on loan discounts increased, accretion of deferred PPP loan income, net of origination costs, which was also included in interest income, decreased by $1.6 million to $358 thousand in 2022.

The provision for loan losses increased $2.5 million, which resulted from a provision for loan losses of $1.9 million in 2022 compared to a $650 thousand recovery of loan losses in 2021. The allowance for loan losses totaled $7.4 million, or 0.81% of total loans, at December 31, 2022, compared to $5.7 million, or 0.69% of total loans, at December 31, 2021. The specific reserve increased $833 thousand, and the general reserve increased $903 thousand compared to the prior year.  Net charge-offs totaled $114 thousand in 2022 and $1.1 million in 2021.

Noninterest income increased $2.4 million, primarily from a gain of $2.9 million recognized from the sale of an interest in a company owned by First Bank Financial Services, Inc.  Other notable increases include service charges on deposit accounts, ATM and check card fees, wealth management fees, and other operating income totaling $616 thousand, $370 thousand, $296 thousand, and $549 thousand, respectively.  The increases in these noninterest income categories were partially offset by a $2.0 million net loss on the sale of securities available for sale.

Noninterest expense increased $2.9 million, or 9%, and was impacted by the first full year of operations after the merger of The Bank of Fincastle with and into First Bank on July 1, 2021, as well as the addition of employees, a loan production office, and customer accounts that resulted from the acquisition of the SmartBank banking office on September 30, 2021. Several noninterest expense categories increased compared to the prior year, including salaries and employee benefits, occupancy, equipment, bank franchise tax and other operating expenses. The increases were partially offset by decreases in data processing and legal and professional fees.

The following is selected financial data for the Company for the years ended December 31, 2022 and 2021. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

As of and for the years ended December 31,
	2022	2021
Results of Operations
Interest and dividend income	$49,395	$37,144
Interest expense	3,820	2,304
Net interest income	45,575	34,840
Provision for (recovery of) loan losses	1,850	(650)
Net interest income after provision for loan losses	43,725	35,490
Noninterest income	12,621	10,172
Noninterest expense	35,597	32,717
Income before income taxes	20,749	12,945
Income tax expense	3,952	2,586
Net income	$16,797	$10,359
Key Performance Ratios
Return on average assets	1.19%	0.88%
Return on average equity	15.87%	10.30%
Net interest margin (1)	3.44%	3.13%
Efficiency ratio (1)	61.75%	64.44%
Dividend payout	20.85%	25.69%
Equity to assets	7.91%	8.42%
Per Common Share Data
Net income, basic	$2.69	$1.87
Net income, diluted	2.68	1.86
Cash dividends	0.56	0.48
Book value at period end	16.79	18.28
Financial Condition
Assets	$1,369,383	$1,389,437
Loans, net	913,077	819,408
Securities	317,973	324,749
Deposits	1,241,332	1,248,752
Shareholders’ equity	108,360	117,039
Average shares outstanding, diluted	6,259	5,559
Capital Ratios (2)
Leverage	9.36%	8.82%
Risk-based capital ratios:
Common equity Tier 1 capital	13.82%	14.09%
Tier 1 capital	13.82%	14.09%
Total capital	14.60%	14.76%

(1)

This performance ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational performance. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. In addition, these non-GAAP financial measures may be calculated differently and may not be comparable to similar measures provided by other companies. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

(2)	All capital ratios reported are for the Bank.

For a more detailed discussion of the Company's annual performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six bank branch offices operating in the Roanoke Valley region of Virginia and reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million.  For the year ended December 31, 2021, the Company recorded merger related expenses of $3.4 million in connection with the acquisition of Fincastle. The Company incurred an additional $69 thousand of merger related expenses in the first and second quarters of 2022.  After the merger, the former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021 when the branch offices began operating under the First Bank name.  Purchased performing loans were recorded at fair value, including a credit discount which is being accreted as an adjustment to yield over the estimated lives of the loans.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets.  Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank.  First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. First Bank assumed the facility lease at the branch on December 31, 2021 and operates a loan production office in the location of the former SmartBank branch. The Company incurred expenses totaling $101 thousand related to the acquisition of loans and fixed assets of SmartBank in the fourth quarter of 2021 and did not incur any additional acquisition expenses in 2022.  Purchased performing loans were recorded at fair value, including a credit discount which is being accreted as an adjustment to yield over the estimated lives of the loans.

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

	Efficiency Ratio
	2022	2021
Noninterest expense	$35,597	$32,732
Subtract: other real estate owned income (expense), net	106	(26)
Subtract: amortization of intangibles	(19)	(28)
Subtract: merger related expenses	(69)	(3,514)
	$35,615	$29,164

Tax-equivalent net interest income	$45,906	$35,120
Noninterest income	12,621	10,172
Loss (gain) on disposal of premises and equipment	29	(37)
Gain on sale of other investment	(2,885)	—
Securities losses (gains), net	2,004	—
	$57,675	$45,255
Efficiency ratio	61.75%	64.44%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2022	2021
GAAP measures:
Interest income - loans	$41,720	$32,797
Interest income - investments and other	7,675	4,347
Interest expense - deposits	(3,273)	(1,415)
Interest expense – subordinated debt	(277)	(619)
Interest expense – junior subordinated debt	(270)	(270)
Total net interest income	$45,575	$34,840
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$5	$32
Tax benefit realized on non-taxable interest income - municipal securities	326	248
Total tax benefit realized on non-taxable interest income	$331	$280
Total tax-equivalent net interest income	$45,906	$35,120

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

Purchased performing loans are those for which there is no evidence of credit deterioration.  When determining fair value for purchased performing loans acquired from the Bank of Fincastle and SmartBank during 2021, First Bank evaluated the loans individually and they were initially recorded at fair value on the date of the acquisitions.  Overall, there were net discounts recorded for the acquired loans, which are being accreted into income over the life of the loans through interest and fees on loans.  The Bank calculated a required allowance for loan loss for each purchased performing loan on a quarterly basis.  Provision for loan losses were recorded for purchased performing loans for the amount of the required allowance for loan losses that exceeded the unaccreted discount.

Goodwill

The Company's goodwill was recognized in connection with business combinations that occurred in the third quarter of 2021. The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company first considers qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing would be required and the goodwill of the reporting unit would not be impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit will be compared with its carrying value to determine whether an impairment exists.  The Company evaluated goodwill as of June 30, 2022 and determined there was no impairment.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2022, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $177.2 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, ATM and check card income, wealth management income, income from other customer services, income from bank owned life insurance, general and administrative expenses, and amortization expense.

Net Interest Income

Net interest income increased $10.7 million, or 31%, for the year ended December 31, 2022, compared to the same period of 2021 from a $12.3 million increase in total interest income, which was partially offset by a $1.5 million increase in total interest expense. The net interest margin expanded by 31-basis points to 3.44% and average earnings assets increased by $212.0 million, or 19%, which both contributed to the increase in net interest income. The merger of Fincastle with and into the Bank on July 1, 2021, contributed to the increase in average earning assets.

Accretion of loan discounts, net of premium amortization on acquired loans, increased by $722 thousand compared to the prior year and totaled $1.1 million in 2022.  While accretion on loan discounts increased, accretion of deferred PPP loan income, net of origination costs, which was also included in interest income, decreased by $1.6 million compared to the prior year and totaled $359 thousand in 2022.

Total interest income increased $12.3 million, or 33%, and was attributable to a $212.0 million, or 19%, increase in average earning assets and a 39-basis point increase in the yield on total earning assets. Total interest expense increased by $1.5 million, or 66%, from a $141.8 million, or 19%, increase in average interest-bearing liabilities and a 12-basis point increase in the cost of total interest-bearing liabilities. The merger of Fincastle with and into the Bank on July 1, 2021, contributed to the increases in average earning assets and average interest-bearing liabilities. The increases in the yield on total earning assets and cost of interest-bearing liabilities were impacted by the increases in market interest rates, including the Federal funds rate, which increased from 0.25% to 4.50%, at the high end of the Federal funds rate range, during the year ended December 31, 2022.

The increase in total interest income over the prior year was a result of an $8.9 million increase in interest and fees on loans, a $2.3 million increase in interest and dividends on securities, and a $1.0 million increase in interest on deposits in banks. Interest and fees on loans increased from a $160.3 million increase in average loans and a 17-basis point increase in the yield on loans. Interest and dividends on securities increased from a $129.2 million increase in average total securities, which was partially offset by a 3-basis point decrease in the yield on total securities. Interest on deposits in banks increased from a 101-basis point increase in yield and was partially offset by a $56.6 million decrease in the average balance of deposits in banks.

The increase in total interest expense over the prior year was a result of a $1.9 million increase in interest expense on deposits, which was partially offset by a $342 thousand decrease in interest expense on subordinated debt. Interest expense on deposits increased from a $146.4 million increase in average interest-bearing deposits and an 18-basis point increase in the cost of interest-bearing deposits. Interest expense on subordinated debt decreased from a decrease in the average balance of subordinated debt and a 105 basis points decrease in the cost of subordinated debt as the Company repaid $5.0 million of subordinated debt on January 1, 2022.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2022 and 2021 as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2022			2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$107,530	$1,223	1.14%	$164,118	$213	0.13%
Securities:
Taxable	284,380	5,131	1.80%	173,363	3,100	1.79%
Tax-exempt (1)	65,836	1,555	2.36%	47,570	1,184	2.49%
Restricted	1,887	92	4.87%	1,926	88	4.56%
Total securities	352,103	6,778	1.93%	222,859	4,372	1.96%
Loans: (2)
Taxable	872,440	41,700	4.78%	709,347	32,677	4.61%
Tax-exempt (1)	548	25	4.49%	3,389	152	4.49%
Total loans	872,988	41,725	4.78%	712,736	32,829	4.61%
Federal funds sold	1	—	2.25%	20,934	10	0.05%
Total earning assets	1,332,622	49,726	3.73%	1,120,647	37,424	3.34%
Less: allowance for loan losses	(6,013)			(6,316)
Total nonearning assets	82,101			68,105
Total assets	$1,408,710			$1,182,436
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$295,530	$1,394	0.47%	$254,077	$424	0.17%
Money market accounts	218,783	930	0.43%	168,932	187	0.11%
Savings accounts	205,532	173	0.08%	164,768	107	0.07%
Certificates of deposit:
Less than $100	74,616	345	0.46%	69,904	310	0.44%
Greater than $100	62,036	428	0.69%	52,304	385	0.74%
Brokered deposits	556	3	0.57%	650	2	0.34%
Total interest-bearing deposits	857,053	3,273	0.38%	710,635	1,415	0.20%
Federal funds purchased	1	—	2.27%	1	—	0.47%
Subordinated debt	5,379	277	5.15%	9,992	619	6.20%
Junior subordinated debt	9,279	270	2.91%	9,279	270	2.91%
Other borrowings	—	—	—%	0	—	0.00%
Total interest-bearing liabilities	871,712	3,820	0.44%	729,907	2,304	0.32%
Noninterest-bearing liabilities
Demand deposits	426,823			348,829
Other liabilities	4,306			3,104
Total liabilities	1,302,841			1,081,840
Shareholders’ equity	105,869			100,596
Total liabilities and shareholders’ equity	$1,408,710			$1,182,436
Net interest income		$45,906			$35,120
Interest rate spread			3.29%			3.02%
Cost of funds			0.29%			0.21%
Interest expense as a percent of average earning assets			0.29%			0.21%
Net interest margin			3.44%			3.13%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $331 thousand for 2022, and $280 thousand for 2021
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2022
	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$(96)	$1,106	$1,010
Loans, taxable	7,777	1,247	9,024
Loans, tax-exempt	(127)	(1)	(128)
Securities, taxable	1,202	829	2,031
Securities, tax-exempt	292	79	371
Securities, restricted	(2)	6	4
Federal funds sold	—	(10)	(10)
Total earning assets	$9,046	$3,256	$12,302
Checking	$82	$888	$970
Money market accounts	68	675	743
Savings accounts	42	24	66
Certificates of deposits:
Less than $100	21	14	35
Greater than $100	67	(24)	43
Brokered deposits	—	1	1
Federal funds purchased	—	—	—
Subordinated debt	(250)	(92)	(342)
Junior subordinated debt	—	—	—
Other borrowings	—	—	—
Total interest-bearing liabilities	$30	$1,486	$1,516
Change in net interest income	$9,016	$1,770	$10,786

Provision for Loan Losses

Provision for loan losses totaled $1.9 million for the year ended December 31, 2022, and resulted in an allowance for loan losses that totaled $7.4 million, or 0.81% of total loans. This compared to a recovery of loan losses of $650 thousand for the year ended December 31, 2021, and an allowance for loan losses of $5.7 million, or 0.69% of total loans at December 31, 2021. The increase in the allowance for loan losses resulted from an increase in both the general and specific reserve components.

For the year ended December 31, 2022, provision for loan losses of $1.9 million and net charge offs of $114 thousand resulted in a $1.7 million increase in the allowance for loan losses.  The general reserve component of the allowance for loan losses increased $903 thousand and the specific reserve component of the allowance for loan losses increased $833 thousand. The increase in the general reserve was attributable to loan growth and reserves on purchased loans, which were partially offset by improvements to the asset quality and economic conditions qualitative factors.  The increase in the specific reserve was attributable to two new impaired loans.

For the prior year ended December 31, 2021, recovery of loan losses of $650 thousand and net charge offs of $1.1 million resulted in a $1.8 million decrease in the allowance for loan losses. The specific reserve component of the allowance for loan losses decreased $2.2 million, while the general reserve component of the allowance for loan losses increased $392 thousand.  The decrease in the specific reserve was primarily attributable to the resolution of a previously impaired loan. The increase in the general reserve was attributable to loan growth, an increase in historical losses, and reserves on purchased loans. These increases were partially offset by improvements to the asset quality and economic qualitative factors.

Noninterest Income

Noninterest income increased $2.4 million, or 24%, to $12.6 million for the year ending December 31, 2022, compared to the prior year. The increase was primarily attributable to a $616 thousand, or 30%, increase in service charges on deposit accounts, a $370 thousand, or 13%, increase in ATM and check card fees, a $296 thousand, or 11%, increase in wealth management fees, a $549 thousand, or 99%, increase in other operating income, and a $2.9 million gain on sale of an interest in a company owned by First Bank Financial Services, Inc. The increases in service charges on deposit accounts and ATM and check card fees were attributable to the addition of new customer deposit accounts through the merger with Fincastle during 2021 and an increase in customer check card transactions. Wealth management revenue increased from a higher amount of assets under management. Other operating income increased primarily from a recovery on a purchased loan. These increases were partially offset by a $2.0 million net loss on sale of securities available for sale and a $294 thousand decrease in brokered mortgage fee income.

Noninterest Expense

Noninterest expense increased $2.9 million, or 9%, to $35.6 million for the year ending December 31, 2022, compared to the prior year. Several expense categories increased and were impacted by the addition of employees, customers, branch locations, and a loan production office as a result of the acquisitions of Fincastle and the SmartBank office during the third quarter of 2021. Expense categories that were impacted by the acquisitions included salaries and employee benefits, occupancy, equipment, marketing, ATM and check card expense, FDIC assessment, and other operating expense. The acquisitions impacted the full year of 2022 compared to only a partial year of 2021.

While several expense categories increased, legal and professional fees decreased by $1.1 million and data processing expense decreased by $1.2 million when compared to the prior year. The decreases were attributable to merger and acquisition expenses that were incurred during the prior year ending December 31, 2021.  Merger and acquisitions expenses totaled $69 thousand in 2022 compared to $3.5 million in 2021.

Income Taxes

Income tax expense increased $1.4 million during the year ended December 31, 2022 compared to the prior year. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended December 31, 2022 and 2021. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets decreased $20.1 million during the year and totaled $1.4 billion at December 31, 2022. The decrease was primarily attributable to a $111.2 million decrease in interest-bearing deposits in banks, which was partially offset by offset by a $93.7 million increase in net loans. Securities available for sale decreased $126.6 million and was mostly offset by securities held to maturity that increased $119.7 million during the year ended December 31, 2022. During 2022, the Bank transferred $74.4 million of market value of securities from the available for sale to the held to maturity category, which contributed to the changes in the securities balances.

Total liabilities decreased $11.4 million during the year and totaled $1.3 billion at December 31, 2022. Total deposits decreased by $7.4 million as savings and interest-bearing deposits decreased by $12.9 million, and time deposits decreased $8.7 million. These decreases were partially offset by a $14.2 million increase in noninterest-bearing demand deposits.

Total shareholders' equity decreased $8.6 million to $108.4 million at December 31, 2022, compared to $117.0 million at December 31, 2021. The decrease was primarily attributable to a $22.8 million decrease in accumulated other comprehensive income due to unrealized losses in the available-for-sale securities portfolio, which was partially offset by a $13.3 million increase in retained earnings. The unrealized loss resulted from market interest rate increases during 2022.

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

The Bank actively participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $350 thousand and $12.4 million at December 31, 2022 and 2021, respectively; with $350 thousand scheduled to mature in the first and second quarters of 2026. The Company believes these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

The Bank recognized $359 thousand and $2.0 million of accretion on deferred PPP income, net of origination costs, through interest and fees on loans for year ended December 31, 2022 and 2021, respectively. The total amount of deferred PPP income, net of origination costs, not yet recognized through interest and fees on loans totaled $8 thousand at December 31, 2022.

Loans increased $95.4 million to $920.5 million at December 31, 2022, compared to $825.1 million at December 31, 2021.   Residential real estate loans increased by $39.4 million, other real estate loans increased by $53.5 million, and commercial and industrial loans increased by $11.4 million.  These increases were partially offset by decreases in construction and land development loans and consumer loans that decreased by $3.9 million and $5.1 million, respectively.

The following table sets forth the maturities of the loan portfolio at December 31, 2022 (in thousands):

	Maturity/Repricing Schedule of Loans Held for Investment
	December 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Variable Rate:
Within 1 year	$15,168	$12,036	$12,611	$12,868	$77	$52,760
1 to 5 years	2,378	13,488	5,195	2,576	152	23,789
5 to 15 years	6,761	113,485	134,740	6,922	3,361	265,269
After 15 years	1,091	46,748	68,853	882	—	117,574
Fixed Rate:
Within 1 year	16,120	2,440	12,619	5,776	266	37,221
1 to 5 years	6,696	23,385	72,476	39,706	3,538	145,801
5 to 15 years	3,626	75,023	100,016	39,820	187	218,672
After 15 years	—	44,816	11,946	2,675	—	59,437
	$51,840	$331,421	$418,456	$111,225	$7,581	$920,523

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $184 thousand and $1.8 million in assets classified as OREO at December 31, 2022 and 2021, respectively.

Non-performing assets totaled $2.9 million and $4.2 million at December 31, 2022 and 2021, representing approximately 0.21% and 0.30% of total assets, respectively.  Non-performing assets consisted of $184 thousand of OREO and $2.7 million of non-accrual loans at December 31, 2022.  Non-performing assets consisted of $1.8 million of OREO and $2.3 million of non-accrual loans and at December 31, 2021.

At December 31, 2022, 42.8% of non-performing assets were commercial and industrial loans, 18.6% were residential real estate loans, 38.1% construction loans, and 0.5% were other real estate loans. Non-performing assets could increase due to the deterioration of other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $2.3 million and $1.1 million at December 31, 2022 and December 31, 2021, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

There were no loans greater than 90 days past due and still accruing at December 31, 2022 and 2021, respectively.

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

During the fourth quarter of 2020 and the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic by lowering borrower’s loan payments with interest only payments for periods ranging between 6 and 24 months. Modified loans totaled $9.1 million at December 31, 2022, which were all in the Bank’s commercial real estate loan portfolio.  All modified loans were either performing under their modified terms or resumed regular loan payments as of December 31, 2022.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.4 million at December 31, 2022 and $5.7 million at December 31, 2021, representing 0.81% and 0.69% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and changes in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2022. The allowance for loan losses as a percentage of total loans increased to 0.81% at December 31, 2022 compared to 0.69% at December 31, 2021 primarily as a result of an $833 thousand increase in the specific reserve component of the allowance for loan losses.

For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

A recovery of loan losses of $66 thousand was recorded in the consumer and other loan class during the year ended December 31, 2022. The recovery of loan losses in the consumer and other loan class resulted primarily from a decrease in the general reserve. This recovery was offset by provision for loan losses totaling $1.9 million in the construction and land development, 1-4 family residential, other real estate loan and commercial and industrial loan classes.  For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Impaired loans totaled $2.7 million and $2.3 million at December 31, 2022 and 2021, respectively. The related allowance for loan losses required for these loans totaled $888 thousand and $55 thousand at December 31, 2022 and December 31, 2021, respectively. The average recorded investment in impaired loans during 2022 and 2021 was $1.3 million and $4.5 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $101 thousand and $1.6 million at December 31, 2022 and 2021, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2022, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

	Allowance for loan losses
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the year ended December 31, 2021:
Balance at beginning of year	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Balance at end of year	$345	$1,077	$3,230	$718	$340	$5,710

Average loans	$32,233	$265,900	$296,381	$107,964	$10,258	$712,736
Ratio of net (recoveries) charge-offs to average loans	-0.02%	-0.02%	0.33%	0.00%	1.88%	0.16%

For the year ended December 31, 2022:
Balance at beginning of year	345	1,077	3,230	718	340	5,710
Charge-offs	—	—	—	(398)	(131)	(529)
Recoveries	—	10	15	277	113	415
Provision for (recovery of) loan losses	4	192	350	1,370	(66)	1,850
Balance at end of year	$349	$1,279	$3,595	$1,967	$256	$7,446

Average loans	$49,671	$308,276	$399,395	$107,561	$8,085	$872,988
Ratio of net (recoveries) charge-offs to average loans	0.00%	0.00%	0.00%	0.11%	0.22%	0.01%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

Allocation of Allowance for Loan Losses
	At December 31,
	2022	2021
Allocation of Allowance for Loan Losses:
Real estate loans:
Construction and land development	$546	$345
Secured by 1-4 family	1,108	1,077
Other real estate loans	3,609	3,230
Commercial and industrial	1,874	718
Consumer and other loans	309	340
Total allowance for loan losses	$7,446	$5,710
Ratios of loans to total period-end loans:
Real estate loans:
Construction and land development	5.6%	6.8%
Secured by 1-4 family	36.0%	35.4%
Other real estate loans	45.5%	44.2%
Commercial and industrial	12.1%	12.1%
Consumer and other loans	0.8%	1.5%
	100.0%	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2022	2021
Non-accrual loans	$2,673	$2,304
Other real estate owned	184	1,848
Total non-performing assets	$2,857	$4,152
Loans past due 90 days accruing interest	—	—
Total non-performing assets and past due loans	$2,857	$4,152
Troubled debt restructurings	$101	$1,638
Non-performing assets to period end loans	0.31%	0.50%

The following table summarizes the Company's credit ratios on a consolidated basis as of December 31, 2022 and 2021.

	Consolidated Credit Ratios
	December 31, 2022
	2022	2021
Total Loans	$920,523	$825,118
Nonaccrual loans	$2,673	$2,304
Allowance for loan losses (ALL)	$7,446	$5,710
Nonaccrual loans to total loans	0.29%	0.28%
ALL to total loans	0.81%	0.69%
ALL to nonaccrual loans	278.56%	247.83%

Securities

Securities totaled $318.0 million at December 31, 2022, a decrease of $6.8 million, or 2.1%, from $324.8 million at the end of 2021. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2022, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $99 thousand and $2.0 million at December 31, 2022 and 2021, respectively. Gross unrealized losses in the available for sale portfolio totaled $24.0 million and $2.6 million at December 31, 2022 and 2021, respectively.  There were no gross unrealized gains in the held to maturity portfolio at December 31, 2022.  Gross unrealized gains in the held to maturity portfolio totaled $242 thousand at December 31, 2022  Gross unrealized losses in the held to maturity portfolio totaled $11.4 million and $66 thousand at December 31, 2022 and 2021, respectively.  Investments in an unrealized loss position were considered temporarily impaired at December 31, 2022 and 2021. The change in the unrealized gains and losses of investment securities from December 31, 2021 to December 31, 2022 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $593 thousand, or $468 thousand net of tax, for the year ended December 31, 2022. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2022 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2022
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. Treasury securities
Amortized cost	$—	$48,184	$2,496	$—	$50,680
Market value	$—	$46,684	$2,188	$—	$48,872
Weighted average yield	—%	3.01%	1.28%	—%	2.92%
U.S. agency and mortgage-backed securities
Amortized cost	$—	$9,566	$38,978	$160,802	$209,346
Market value	$—	$8,845	$36,023	$142,235	$187,103
Weighted average yield	—%	2.22%	2.60%	2.32%	2.37%
Obligations of state and political subdivisions
Amortized cost	$905	$6,493	$22,516	$47,044	$76,958
Market value	$902	$6,409	$20,185	$38,585	$66,081
Weighted average yield	2.67%	3.39%	2.33%	2.49%	2.52%
Corporate debt securities
Amortized cost	$—	$—	$3,000	$—	$3,000
Market value	$—	$—	$2,648	$—	$2,648
Weighted average yield	—%	—%	4.50	—%	4.50%
Restricted securities
Amortized cost	$—	$—	$—	$1,908	$1,908
Market value	$—	$—	$—	$1,908	$1,908
Weighted average yield	—%	—%	—%	4.87%	4.87%
Total portfolio
Amortized cost	$905	$64,243	$66,990	$209,754	$341,892
Market value	$902	$61,938	$61,044	$182,728	$306,612
Weighted average yield (1)	2.67%	2.93%	2.54%	2.38%	2.52%

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

As of December 31, 2022, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2022, deposits totaled $1.2 billion, decreasing slightly by $7.4 million, from $1.2 billion at December 31, 2021.  There was a slight change in the deposit mix when comparing the periods. At December 31, 2022, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 34%, 55%, and 11% of total deposits, respectively, compared to 33%, 55%, and 12% at December 31, 2021.

The following tables include a summary of average deposits and average rates paid (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2022		2021
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$426,823	—%	$348,829	—%
Interest-bearing deposits:
Interest checking	$295,530	0.47%	$254,077	0.17%
Money market	218,783	0.43%	168,932	0.11%
Savings	205,532	0.08%	164,768	0.07%
Time deposits:
Less than $100	74,616	0.46%	69,904	0.44%
Greater than $100	62,036	0.69%	52,304	0.74%
Brokered deposits	556	0.57%	650	0.34%
Total interest-bearing deposits	$857,053	0.38%	$710,635	0.20%
Total deposits	$1,283,876		$1,059,464

The table above includes brokered deposits greater than $100 thousand.

As of December 31, 2022 the estimated amount of total uninsured deposits was $256.5 million.  Maturities of the estimated amount of uninsured time deposits at December 31, 2022 are presented in the table below.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Maturities of Uninsured Time Deposits
December 31, 2022
3 months or less	$1,730
3-6 months	331
6-12 months	4,207
Over 12 months	4,192
$10,460

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

At December 31, 2022, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $157.9 million. At December 31, 2022, 10% or $90.0 million of the loan portfolio is scheduled to mature within one year. Non-deposit sources of available funds totaled $287.3 million at December 31, 2022, which included $188.8 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $51.0 million of unsecured federal funds lines of credit with other correspondent banks, and $47.5 million available through the Federal Reserve Discount Window.

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

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2022	2021
Commitments to extend credit and unfunded commitments under lines of credit	$158,297	$161,428
Stand-by letters of credit	17,950	18,904

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

At December 31, 2022, the Bank had $998 thousand in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At December 31, 2022, the cash flow hedges had a fair value of $2,679 thousand, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 24 to the Consolidated Financial Statements included in this Form 10-K.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2022, and 2021(dollars in thousands).

	Analysis of Capital
	At December 31,
	2022	2021
Common equity Tier 1 capital	$132,103	$120,224
Tier 1 capital	132,103	120,224
Tier 2 capital	7,446	5,710
Total risk-based capital	139,549	125,934
Risk-weighted assets	955,779	852,959
Capital ratios:
Common equity Tier 1 capital ratio	13.82%	14.09%
Tier 1 capital ratio	13.82%	14.09%
Total capital ratio	14.60%	14.76%
Leverage ratio (Tier 1 capital to average assets)	9.36%	8.82%
Capital conservation buffer ratio(1)	6.60%	6.76%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2022 and 2021.

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

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could repurchase up to $5.0 million of its outstanding common stock through December 31, 2023.  The Company did not repurchase any shares during the year ended December 31, 2022.

The Company continues to update its enterprise risk assessment and capital plan as the operating environment develops. As a result of its risk assessments and capital planning, the Company issued $5.0 million of subordinated debt in June 2020. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company was able to use the proceeds of the issuance for general corporate purposes.  The subordinated debt issued consisted of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines. After considering several factors, including the overall risk profile and capital adequacy of the Company and the Bank, on January 1, 2022, the Company repaid $5.0 million of subordinated debt with a fixed interest rate of 6.75% that was issued in 2015.  The capital planning process also included consideration of whether to continue the Company’s cash dividend payments to common shareholders. The Company continued to pay quarterly cash dividends on its common stock during the years ended December 31, 2022 and 2021.

The Company acquired Fincastle on July 1, 2021 and their shareholders received aggregate merger consideration of $6.8 million in cash and 1,348,065 shares of the Company’s common stock. The acquisition of Fincastle resulted in goodwill and other intangible assets that were excluded from the regulatory capital of First Bank. For the twelve-month period ended December 31, 2021, the Company recorded merger and acquisition related expenses of $3.4 million in connection with the acquisition of Fincastle. The Company incurred aggregate Fincastle merger related costs of $3.4 million, which includes $69 thousand of merger related costs incurred during the first and second quarters of 2022.

The Bank acquired SmartBank’s Richmond, Virginia office and hired a team of their employees on September 30, 2021, which included the office’s loan portfolio and certain fixed assets. The Bank also assumed SmartBank’s office lease during the fourth quarter of 2021. The acquisition of the SmartBank loans resulted in goodwill that was excluded from the regulatory capital of the Bank. For the twelve-month period ended December 31, 2021, the Company recorded merger and acquisition related expenses of $101 thousand in connection with the acquisition of the SmartBank loans. The Company did not incur any additional SmartBank acquisition related costs during the year ended December 31, 2022.

First Bank remained well-capitalized at December 31, 2022.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 30, 2023
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2022. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2022. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2022 end of year consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

The Board of Directors of the Company, acting through its Audit Committee (the Committee), is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditor to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without the presence of the management of the Company, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/s/ Scott C. Harvard	/s/ M. Shane Bell
Scott C. Harvard	M. Shane Bell
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

First National Corporation

Strasburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The Company’s allowance for loan losses consists of specific and general components.

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors.  At December 31, 2022, the general component represented $6.56 million of the total allowance for loan losses of $7.44 million  The qualitative factors are assigned by management by loan type based on delinquencies and asset quality, national and local economic trends, effects of changes in the value of underlying collateral, trends in the volume and nature of loans, effects of changes in lending policy, experience and depth of management, concentrations of credit, quality of the loan review system, and effect of external factors such as competition and regulatory requirements. Qualitative factors can change from period to period based on management’s assessment and the relative weights given to each factor. As of December 31, 2022, the qualitative factor adjustments represented $5.64 million of the total allowance for loan losses of $7.44 million.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

●	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors, including evaluating the metrics, the relevance of source data and assumptions.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia

March 30, 2023

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except share and per share data)

	2022	2021
Assets
Cash and due from banks	$20,784	$18,725
Interest-bearing deposits in banks	46,130	157,281
Securities available for sale, at fair value	162,907	289,495
Securities held to maturity, at amortized cost (fair value, 2022, $141,797; 2021, $33,617)	153,158	33,441
Restricted securities, at cost	1,908	1,813
Loans, net of allowance for loan losses, 2022, $7,446, 2021, $5,710	913,077	819,408
Other real estate owned, net of valuation allowance, 2022, $13, 2021, $139	184	1,848
Premises and equipment, net	21,876	22,403
Accrued interest receivable	4,543	3,903
Bank owned life insurance	24,531	24,294
Core deposit intangibles, net	136	154
Goodwill	3,030	3,030
Other assets	17,119	13,642
Total assets	$1,369,383	$1,389,437

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$427,344	$413,188
Savings and interest-bearing demand deposits	677,139	689,998
Time deposits	136,849	145,566
Total deposits	$1,241,332	$1,248,752
Subordinated debt	4,995	9,993
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	5,417	4,374
Total liabilities	$1,261,023	$1,272,398

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2022, 6,264,912 shares, 2021, 6,228,176 shares	7,831	7,785
Surplus	32,716	31,966
Retained earnings	90,284	76,990
Accumulated other comprehensive (loss) income, net	(22,471)	298
Total shareholders’ equity	$108,360	$117,039
Total liabilities and shareholders’ equity	$1,369,383	$1,389,437

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

(in thousands, except per share data)

	2022	2021
Interest and Dividend Income
Interest and fees on loans	$41,720	$32,797
Interest on deposits in banks	1,223	213
Interest on federal funds sold	—	10
Interest and dividends on securities:
Taxable interest	5,131	3,100
Tax-exempt interest	1,229	936
Dividends	92	88
Total interest and dividend income	$49,395	$37,144
Interest Expense
Interest on deposits	$3,273	$1,415
Interest on subordinated debt	277	619
Interest on junior subordinated debt	270	270
Total interest expense	$3,820	$2,304
Net interest income	$45,575	$34,840
Provision for (recovery of) loan losses	1,850	(650)
Net interest income after provision for (recovery of) loan losses	$43,725	$35,490
Noninterest Income
Service charges on deposit accounts	$2,677	$2,061
ATM and check card fees	3,300	2,930
Wealth management fees	3,008	2,712
Fees for other customer services	839	787
Brokered mortgage fees	245	539
Income from bank owned life insurance	597	526
Net (losses) gains on securities available for sale	(2,004)	37
Net gains on sale of loans	—	25
Net (losses) gains on disposal of premises and equipment	(29)	15
Gain on sale of other investment	2,885	—
Other operating income	1,103	555
Total noninterest income	$12,621	$10,187

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2022 and 2021

(in thousands, except per share data)

	2022	2021
Noninterest Expense
Salaries and employee benefits	$20,709	$17,792
Occupancy	2,218	1,856
Equipment	2,300	1,910
Marketing	813	666
Supplies	528	509
Legal and professional fees	1,414	2,537
ATM and check card expenses	1,370	1,145
FDIC assessment	463	346
Bank franchise tax	930	665
Data processing expense	989	2,156
Amortization expense	19	28
Other real estate (gain) loss and expense, net	(106)	26
Other operating expense	3,950	3,096
Total noninterest expense	$35,597	$32,732
Income before income taxes	$20,749	$12,945
Income tax expense	3,952	2,586
Net income	$16,797	$10,359
Earnings per common share
Basic	$2.69	$1.87
Diluted	$2.68	$1.86

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Net income	$16,797	$10,359
Other comprehensive loss, net of tax:
Unrealized holding (losses) on available for sale securities, net of tax ($5,327) and ($923), respectively	(20,033)	(3,474)
Unrealized holding losses on securities transferred from available for sale to held to maturity, net of tax ($1,638). There were no securities transferred for the year ended December 31, 2021	(6,160)	—
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $125 for the year ended December 31, 2022.	468	—
Reclassification adjustment for losses (gains) included in net income, net of tax $421 and ($8), respectively	1,583	(29)
Change in fair value of cash flow hedges, net of tax $365 and $107, respectively	1,373	403
Total other comprehensive loss	(22,769)	(3,100)
Total comprehensive (loss) income	$(5,972)	$7,259

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$16,797	$10,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,495	1,377
Amortization of core deposit intangibles	18	28
Amortization of debt issuance costs	2	2
Origination of loans held for sale	—	(1,586)
Proceeds from sale of loans held for sale	—	1,856
Net gains on sales of loans held for sale	—	(25)
Provision for (recovery of) loan losses	1,850	(650)
Fair value adjustments on other real estate owned	13	139
Losses (gains) on securities available for sale	2,004	(37)
Net gains on sale of other real estate owned	(176)	(8)
Increase in cash value of bank owned life insurance	(597)	(526)
Accretion of discounts and amortization of premiums on securities, net	1,152	1,078
Accretion of premium on time deposits	(187)	(179)
Accretion of certain acquisition-related discounts, net	(1,130)	(408)
Stock-based compensation	785	354
Excess tax benefits on stock-based compensation	3	3
Losses (gains) on disposal of premises and equipment	29	(15)
Deferred income tax benefit	(241)	(1,682)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(640)	545
Decrease (increase) in other assets	4,918	(1,714)
Increase (decrease) in accrued interest payable and other liabilities	677	(1,043)
Net cash provided by operating activities	$26,772	$7,868
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$39,100	$54,551
Proceeds from maturities, calls, and principal payments of securities held to maturity	9,239	4,732
Purchases of securities available for sale	(21,147)	(197,074)
Purchases of securities held to maturity	(54,038)	(24,049)
Net (purchase) redemption of restricted securities	(95)	245
Purchase of premises and equipment, net	(1,181)	(835)
Proceeds from sale of premises and equipment	—	32
Proceeds from sale of other real estate owned	2,011	288
Proceeds from cash value of bank owned life insurance	360	—
Net cash paid in acquisition of SmartBank	—	(83,745)
Net cash acquired in acquisition of The Bank of Fincastle	—	39,406
Net (increase) decrease in loans	(94,389)	80,145
Net cash used in investing activities	$(120,140)	$(126,304)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$1,297	$176,387
Net decrease in time deposits	(8,530)	(6,698)
Repayment of subordinated debt	(5,000)	—
Cash dividends paid on common stock, net of reinvestment	(3,308)	(2,505)
Repurchase of common stock, stock incentive plan	(183)	(39)
Repurchase of common stock, stock repurchase plan	—	—
Net cash (used in) provided by financing activities	$(15,724)	$167,145
(Decrease) increase in cash and cash equivalents	$(109,092)	$48,709
Cash and Cash Equivalents
Beginning	176,006	127,297
Ending	$66,914	$176,006
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,996	$2,464
Income taxes	$3,365	$2,025
Supplemental Disclosures of Noncash Transactions
Unrealized (losses) on securities available for sale	$(23,356)	$(4,434)
Unrealized losses on securities transferred from available for sale to held to maturity	$(7,205)	$—
Fair value of securities transferred from available for sale to held to maturity	$74,416	$—
Change in fair value of cash flow hedges	$1,738	$510
Transfer from premises and equipment to other real estate owned, net	$(184)	$—
Lease liabilities arising from obtaining right-of-use assets during the period	$491	$—
Transfer from loans to other real estate owned	$—	$130
Issuance of common stock, dividend reinvestment plan	$194	$156
Supplemental Disclosures of Noncash Transactions Related to Acquisitions
Assets acquired	$—	$306,171
Liabilities assumed	$—	$237,913

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022 and 2021

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	10,359	—	10,359
Other comprehensive (loss)	—	—	—	(3,100)	(3,100)
Cash dividends on common stock ($0.48 per share)	—	—	(2,661)	—	(2,661)
Shares issued to shareholders of The Bank of Fincastle, net of costs (1,348,065 shares)	1,685	25,369	—	—	27,054
Stock-based compensation	—	354	—	—	354
Issuance of 7,861 shares common stock, dividend reinvestment plan	9	147	—	—	156
Issuance of 14,073 shares common stock, stock incentive plan	18	(18)	—	—	—
Repurchase of 2,221 shares of common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	16,797	—	16,797
Other comprehensive (loss)	—	—	—	(22,769)	(22,769)
Cash dividends on common stock ($0.56 per share)	—	—	(3,503)	—	(3,503)
Stock-based compensation	—	785	—	—	785
Issuance of 10,384 shares common stock, dividend reinvestment plan	13	181	—	—	194
Issuance of 34,634 shares common stock, stock incentive plan	43	(43)	—	—	—
Repurchase of 8,283 shares of common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the bank holding company of First Bank (the Bank).  The Company also owns First National (VA) Statutory Trust II (Trust II), and First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC and ESF, LLC which were formed to hold other real estate owned and future office sites. First Bank also owns Bank of Fincastle Services, Inc. which owns an entity that provides mortgage services. The Bank offers loan, deposit, and wealth management products and services in the Shenandoah Valley, central regions of Virginia, Roanoke Valley, and the city of Richmond. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank offers other services, including internet banking, mobile banking, remote deposit capture, and other traditional banking services.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that require the most subjective or complex judgments relate to the allowance for loan losses, loans acquired in a business combination, and goodwill.

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

Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of the transfer is reported in accumulated other comprehensive loss and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities. The net impact to income from the amortization and accretion of the unrealized loss at date of transfer is zero.

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

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income. Any equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Restricted equity securities are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value. The entirety of any impairment on equity securities is recognized in earnings.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $101 thousand and $1.6 million in loans classified as TDRs as of December 31, 2022 and 2021, respectively.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  The Company has selected June 30 as the date to perform the annual impairment test.  Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.  The Company recorded goodwill as a result of the acquisition of the Bank of Fincastle and SmartBank in 2021.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2022 and 2021. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2022 and 2021 was $455 thousand and $487 thousand, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings of $1.6 million, which was net of deferred income taxes, as required by the standard. The adjustment recorded at adoption consisted of adjustments to the allowance for credit losses on loans and securities held to maturity, as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowances for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a discounted cash flow methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included commercial and industrial loans, commercial real estate loans, residential real estate loans, and consumer loans. The Company primarily utilizes historical losses from peer companies and economic projections for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company considers qualitative adjustment factors, which include changes in international, national, regional and local economic factors, changes in the nature and volume of the loan portfolio, changes in the volume and severity of past due loans, and changes in the value of underlying collateral for collateral dependent loans. The Company’s CECL implementation process was overseen by the CECL committee and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” (ASU 2021-01). This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and plans to modify these financial instruments prior to June 30, 2023.  The Company does not expect the modification of the financial instruments to have a material impact on the Company's consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.  To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2022 and 2021 were as follows (in thousands):

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$12,469	$—	$(1,239)	$11,229
U.S. agency and mortgage-backed securities	109,971	95	(13,149)	96,918
Obligations of states and political subdivisions	64,386	4	(9,630)	54,760
Total securities available for sale	$186,826	$99	$(24,018)	$162,907
Securities held to maturity:
U.S. Treasury securities	$38,211	$—	$(568)	$37,643
U.S. agency and mortgage-backed securities	99,374	—	(9,189)	90,185
Obligations of states and political subdivisions	12,573	—	(1,252)	11,321
Corporate debt securities	3,000	—	(352)	2,648
Total securities held to maturity	$153,158	$—	$(11,361)	$141,797
Total securities	$339,984	$99	$(35,379)	$304,704

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$39,871	$37	$(250)	$39,658
U.S. agency and mortgage-backed securities	177,131	1,085	(1,837)	176,379
Obligations of states and political subdivisions	71,037	910	(509)	71,438
Corporate debt securities	2,019	1	—	2,020
Total securities available for sale	$290,058	$2,033	$(2,596)	$289,495
Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,392	$124	$(53)	$26,463
Obligations of states and political subdivisions	7,049	118	(13)	7,154
Total securities held to maturity	$33,441	$242	$(66)	$33,617
Total securities	$323,499	$2,275	$(2,662)	$323,112

At December 31, 2022 and 2021, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,041	$(932)	$2,188	$(307)	$11,229	$(1,239)
U.S. agency and mortgage-backed securities	27,282	(1,945)	62,342	(11,204)	89,624	(13,149)
Obligations of states and political subdivisions	24,689	(2,581)	26,362	(7,049)	51,051	(9,630)
Total securities available for sale	$61,012	$(5,458)	$90,892	$(18,560)	$151,904	$(24,018)
Securities held to maturity:
U.S. Treasury securities	$19,302	$(258)	$18,342	$(310)	$37,644	$(568)
U.S. agency and mortgage-backed securities	58,019	(6,848)	32,167	(2,341)	90,186	(9,189)
Obligations of states and political subdivisions	8,648	(1,008)	2,672	(244)	11,320	(1,252)
Corporate debt securities	2,648	(352)	—	—	2,648	(352)
Total securities held to maturity	$88,617	$(8,466)	$53,181	$(2,895)	$141,798	$(11,361)
Total securities	$149,629	$(13,924)	$144,073	$(21,455)	$293,702	$(35,379)

	2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,656	$(250)	$—	$—	$29,656	$(250)
U.S. agency and mortgage-backed securities	109,950	(1,335)	14,749	(502)	124,699	(1,837)
Obligations of states and political subdivisions	34,611	(500)	1,009	(9)	35,620	(509)
Total securities available for sale	$174,217	$(2,085)	$15,758	$(511)	$189,975	$(2,596)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$5,411	$(53)	$—	$—	$5,411	$(53)
Obligations of states and political subdivisions	999	(13)	—	—	999	(13)
Total securities held to maturity	$6,410	$(66)	$—	$—	$6,410	$(66)
Total securities	$180,627	$(2,151)	$15,758	$(511)	$196,385	$(2,662)

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

At December 31, 2022, there were 11 out of 11 U.S. Treasury securities, 126 out of 143 U.S. agency and mortgage-backed securities, 107 out of 116 obligations of states and political subdivisions, and one of one corporate debt securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 6.5 years at December 31, 2022. At December 31, 2021, there were six out of eight U.S. Treasury securities, 58 out of 135 U.S. agency and mortgage-backed securities and 37 out of 118 obligations of states and political subdivisions in an unrealized loss position.  One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2021. The weighted- average re-pricing term of the portfolio was 5.2 years at December 31, 2021. The unrealized losses at December 31, 2022 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2022 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$905	$902
Due after one year through five years	19,801	18,483	44,441	43,455
Due after five years through ten years	39,909	36,498	27,016	24,481
Due after ten years	127,116	107,926	80,796	72,959
	$186,826	$162,907	$153,158	$141,797

Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2022 and 2021were $39.1 million and $54.6 million, respectively. Gross losses of $2.0 million were realized on calls and sales during 2022  Gross gains of $37 thousand were realized on calls and sales during 2021,

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2022 and 2021 were $9.3 million and $4.7 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2022 or 2021. The Company did not realize any gross gains or gross losses on held to maturity securities during 2022 or 2021.

Securities having a fair value of $134.5 million and $83.8 million at December 31, 2022 and 2021 were pledged to secure public deposits and for other purposes required by law.

During the third quarter of 2022, management continued to contemplate the accounting treatment of the Company’s securities portfolio. Given the rapidly rising interest rates, the resulting effects on capital and to better reflect management’s intention to hold certain securities until maturity, management approved the transfer of a portion of the portfolio from the available for sale accounting treatment to the held to maturity accounting treatment. Available for sale securities with a book value of $82.2 million and an associated unrealized loss of $7.8 million were transferred to the held to maturity classification at the fair value of $74.4 million.

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022, and no impairment has been recognized.

The composition of restricted securities at December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
Federal Home Loan Bank stock	$796	$701
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$1,908	$1,813

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $599 thousand and $504 thousand at December 31, 2022 and 2021, respectively.

Note 3. Loans

Loans at December 31, 2022 and 2021 are summarized as follows (in thousands):

	2022	2021
Real estate loans:
Construction and land development	$51,840	$55,721
Secured by 1-4 family residential	331,421	291,990
Other real estate	418,456	364,921
Commercial and industrial loans	111,225	99,805
Consumer and other loans	7,581	12,681
Total loans	$920,523	$825,118
Allowance for loan losses	(7,446)	(5,710)
Loans, net	$913,077	$819,408

Net deferred loan fees included in the above loan categories were $3.2 million and $3.9 million at December 31, 2022 and 2021, respectively. Consumer and other loans included $197 thousand and $175 thousand of demand deposit overdrafts at December 31, 2022 and 2021, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$115	$20	$1,045	$1,180	$50,660	$51,840	$1,045	$—
1-4 family residential	1,033	60	207	1,300	330,121	331,421	530	—
Other real estate	109	—	—	109	418,347	418,456	13	—
Commercial and industrial	31	130	1,085	1,246	109,979	111,225	1,085	—
Consumer and other loans	26	25	—	51	7,530	7,581	—	—
Total	$1,314	$235	$2,337	$3,886	$916,637	$920,523	$2,673	$—

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$115	$—	$115	$55,606	$55,721	$—	$—
1-4 family residential	1,293	100	372	1,765	290,225	291,990	766	—
Other real estate	186	—	—	186	364,735	364,921	29	—
Commercial and industrial	1,474	—	—	1,474	98,331	99,805	1,509	—
Consumer and other loans	56	11	—	67	12,614	12,681	—	—
Total	$3,009	$226	$372	$3,607	$821,511	$825,118	$2,304	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$50,795	$—	$1,045	$—	$51,840
Secured by 1-4 family residential	330,590	—	831	—	331,421
Other real estate	416,559	1,884	13	—	418,456
Commercial and industrial	110,065	75	1,085	—	111,225
Consumer and other loans	7,581	—	—	—	7,581
Total	$915,590	$1,959	$2,974	$—	$920,523

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$55,721	$—	$—	$—	$55,721
Secured by 1-4 family residential	290,909	—	1,081	—	291,990
Other real estate	364,892	—	29	—	364,921
Commercial and industrial	97,215	1,081	1,509	—	99,805
Consumer and other loans	12,681	—	—	—	12,681
Total	$821,418	$1,081	$2,619	$—	$825,118

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2022 and 2021 of loans acquired in business combinations were as follows:

	Acquired Loans - Purchased Performing
(Dollars in thousands)	2022	2021
Outstanding principal balance	$187,017	$216,706

Carrying amount
Real estate loans:
Construction and land development	$9,823	$26,348
Secured by 1-4 family residential	42,915	53,803
Other real estate loans	103,521	90,908
Commercial and industrial loans	24,661	36,968
Consumer and other loans	3,560	5,012
Total acquired loans	$184,480	$213,039

Note 4. Allowance for Loan Losses

The following tables present, as of December 31, 2022 and 2021, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands).

	December 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	(32)	(491)	(529)
Recoveries	10	19	15	145	226	415
Provision for (recovery of) loan losses	191	18	364	1,043	234	1,850
Ending Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Ending Balance:
Individually evaluated for impairment	—	—	—	888	—	888
Collectively evaluated for impairment	546	1,108	3,609	986	309	6,558
Loans:
Ending Balance	51,840	331,421	418,456	111,225	7,581	920,523
Individually evaluated for impairment	1,045	530	13	1,085	—	2,673
Collectively evaluated for impairment	50,795	330,891	418,443	110,140	7,581	917,850

	December 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Ending Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Ending Balance:
Individually evaluated for impairment	—	—	—	55	—	55
Collectively evaluated for impairment	345	1,077	3,230	663	340	5,655
Loans:
Ending Balance	55,721	291,990	364,921	99,805	12,681	825,118
Individually evaluated for impairment	—	765	30	1,509	—	2,304
Collectively evaluated for impairment	55,721	291,225	364,891	98,296	12,681	822,814

Impaired loans and the related allowance at December 31, 2022 and 2021, were as follows (in thousands):

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,412	$1,045	$—	$1,045	$—	$30	$75
Secured by 1-4 family residential	680	530	—	530	—	580	11
Other real estate loans	26	13	—	13	—	22	—
Commercial and industrial	1,084	—	1,085	1,085	888	650	40
Total	$4,202	$1,588	$1,085	$2,673	$888	$1,282	$126

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$91	$—
Secured by 1-4 family	889	765	—	765	—	429	9
Other real estate loans	40	30	—	30	—	2,384	—
Commercial and industrial	1,673	—	1,509	1,509	55	1,613	—
Total	$2,602	$795	$1,509	$2,304	$55	$4,517	$9

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

As of December 31, 2022, loans classified as TDRs and included in impaired loans in the disclosure above totaled $101 thousand. At December 31, 2022, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $1.6 million in TDRs at December 31, 2021, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified as TDRs during the year ended December 31, 2022. There was no specific reserve component of the allowance for loan losses relating to the TDRs described above at December 31, 2022.  The TDRs described above increased the specific reserve component of the allowance for loan losses by $55 thousand at December 31, 2022.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans that were modified resumed original contractual loan payments during the year ended December 31, 2022.

For the years ended December 31, 2022 and 2021, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over 90 days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2022 and December 31, 2021. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $177 thousand and $155 thousand during the years ended December 31, 2022 and 2021, respectively.

Note 5. Other Real Estate Owned

Changes in the balance for OREO during the years ended  December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Balance at the beginning of year, net	$1,848	$—
Transfers from loans to other real estate owned	—	130
Transfers from property and equipment to other real estate owned	184	—
Acquired in merger	—	2,137
Sales proceeds	(2,011)	(288)
Gain on disposition	176	8
Balance at the end of year, gross	$197	$1,987
Less: valuation allowance	(13)	(139)
Balance at the end of year, net	$184	$1,848

There were no residential real estate properties included in the ending OREO balances at December 31, 2022 and 2021. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2022.

The Company acquired $2.1 million of OREO in the acquisition of Fincastle including $1.8 million of real estate and buildings formerly used as bank premises by Fincastle during the year ended December 31, 2021. The Company did not place these properties into service as bank premises and has designated them as held for sale. Net expenses applicable to OREO, other than the valuation allowance and gain on disposition, were $52 and $34 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2022 and 2021 (in thousands):

	2022	2021
Land	$5,412	$5,486
Buildings and leasehold improvements	20,801	22,158
Furniture and equipment	8,081	8,814
Construction in process	8	—
	$34,302	$36,458
Less accumulated depreciation	12,426	14,055
Premises and equipment, net	$21,876	$22,403

Depreciation expense included in operating expenses for 2022 and 2021 was $1.5 million and $1.4 million, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $18.8 million and $19.3 million at December 31, 2022 and 2021, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2022 and 2021, brokered deposits totaled $556 thousand and $660 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2022, the scheduled maturities of time deposits were as follows (in thousands):

2023	$73,486
2024	38,497
2025	12,377
2026	8,063
2027	4,426
Thereafter	—
$136,849

Note 8. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2022. There were no borrowings outstanding on the line of credit at December 31, 2022. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 25, 2026.

The Bank had unused lines of credit totaling $287.3 million and $240.4 million available with non-affiliated banks at December 31, 2022 and 2021, respectively.  These available sources of credit included $188.8 million available from Federal Home Loan Bank of Atlanta (FHLB), $47.5 million available from the Federal Reserve Bank, and unsecured lines of credit with correspondent banks totaling $51.0 million.  The Bank can borrow up to 19% of its total assets through the blanket floating lien agreement with the FHLB.  The Bank had collateral pledged on the borrowing line at December 31, 2022 and 2021 including real estate loans totaling $286.6 million and $205.8 million, respectively, and FHLB stock with a book value of $796 thousand and $701 thousand, respectively.  The Bank did not have borrowings under these lines of credit at December 31, 2022 and 2021.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note had a fixed interest rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at December 31, 2022. The note included a prepayment option beginning January 1, 2021 through the maturity date of October 1, 2025. The Company prepaid the note in full on January 1, 2022 without penalty.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $5 and $7 thousand at December 31, 2022 and 2021. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default. The note is an unsecured, subordinated obligation of the Company and it ranks junior in right of payment to the Company’s existing and future senior indebtedness and to the Company’s obligations to its general creditors. The note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the note.  The note ranks senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company. The note is not convertible into common stock or preferred stock, and is not callable by the holder.

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2022 and 2021 was 7.34% and 2.82%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2022 and 2021 was 5.34% and 1.81%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

Net deferred tax assets consisted of the following components at December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred Tax Assets
Allowance for loan losses	$1,564	$1,199
Acquisition accounting adjustments, net	570	822
Post-retirement benefits	188	156
Core deposit intangible	270	309
Unvested stock-based compensation	81	45
Reserve for letter of credit losses	88	66
Limited partnership investments	39	8
Lease liability	113	60
Housing tax credit	—	24
Unrealized loss on securities available for sale	6,536	118
NOL carryover - acquired from Fincastle	1,434	1,548
Loan origination fees, net	176	183
	$11,059	$4,538
Deferred Tax Liabilities
Depreciation	$701	$750
Right of use asset	112	61
Housing equity fund	—	12
Other real estate owned	29	158
Cash flow hedges	563	198
	$1,405	$1,179
Net deferred tax assets	$9,654	$3,359

The income tax expense for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Current tax expense	$4,193	$4,268
Deferred tax benefit	(241)	(1,682)
	$3,952	$2,586

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2022 and 2021, due to the following (in thousands):

	2022	2021
Computed tax expense at statutory federal rate	$4,357	$2,718
Increase in income taxes resulting from:
Merger expenses	—	165
Other	8	28
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(252)	(214)
Income from bank owned life insurance	(161)	(111)
	$3,952	$2,586

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2022, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $20.8 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank is typically required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  The Federal Reserve adopted a rule in March 2020 eliminating the reserve requirement.  There were no required balances at  December 31, 2022 or December 31, 2021

Note 13. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2022 and 2021, expense attributable to the Plan amounted to $1.2 million and $965 thousand, respectively.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $151 thousand and $264 thousand for the years ended December 31, 2022 and 2021, respectively, and was solely funded by the Company.  The accrued supplemental executive retirement plan liability was $894 thousand and $745 thousand at  December 31, 2022 and 2021, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022	2021
(Numerator):
Net income	$16,797	$10,359
(Denominator):
Weighted average shares outstanding – basic	6,252,369	5,550,589
Potentially dilutive common shares – restricted stock units	6,988	8,492
Weighted average shares outstanding – diluted	6,259,357	5,559,081
Income per common share
Basic	$2.69	$1.87
Diluted	$2.68	$1.86

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

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2022	2021
Commitments to extend credit and unfunded commitments under lines of credit	$158,297	$161,428
Stand-by letters of credit	17,950	18,904

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

At December 31, 2022, the Bank had $998 thousand in locked-rate commitments to originate mortgage loans.   There were no loans held for sale at December 31, 2022. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2022 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.8 million.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and their affiliates) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2022 and 2021, these loans totaled $1.1 million and $1.6 million, respectively. During 2022, total principal additions were $11 thousand and total principal payments were $530 thousand.

Deposits from related parties held by the Bank at December 31, 2022 and 2021 amounted to $27.5 million and $17.3 million, respectively.

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

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2022 and 2021 (in thousands):

	Classification in the Consolidated Balance Sheets	2022	2021
Operating lease right-of-use asset	Other assets	$535	$290
Operating lease liability	Accrued interest payable and other liabilities	537	284

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2022 and 2021:

	2022	2021
Weighted average remaining lease term, in years	2.5	2.8
Weighted average discount rate	3.51%	2.65%

The following table presents the components of operating lease expense and supplemental cash flow information for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Lease Expense
Operating lease expense	$247	$154
Short-term lease expense	33	14
Total lease expense (1)	$280	$168

Cash paid for amounts included in lease liability	$249	$156
Right of use assets obtained in exchange for operating lease liabilities commencing during the period	$491	$92

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2022 (in thousands):

Twelve months ending December 31, 2023	$239
Twelve months ending December 31, 2024	215
Twelve months ending December 31, 2025	92
Twelve months ending December 31, 2026	13
Twelve months ending December 31, 2027	—
Total undiscounted cash flows	$559
Less: discount	(22)
Operating lease liability	$537

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

The Company issued 10,384 and 7,861 common shares to the DRIP during the years ended December 31, 2022 and 2021, respectively.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands).

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,229	$—	$11,229	$—
U.S. agency and mortgage-backed securities	96,918	—	96,918	—
Obligations of states and political subdivisions	54,760	—	54,760	—
Corporate debt securities	—	—	—	—
Total securities available for sale	$162,907	$—	$162,907	$—
Derivatives - cash flow hedges	2,679	—	2,679	—
Total assets	$165,586	$—	$165,586	$—

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$39,658	$—	$39,658	$—
U.S. agency and mortgage-backed securities	176,379	—	176,379	—
Obligations of states and political subdivisions	71,438	—	71,438	—
Corporate debt securities	2,020	—	2,020	—
Total securities available for sale	$289,495	$—	$289,495	$—
Derivatives - cash flow hedges	941	—	941	—
Total assets	$290,436	$—	$290,436	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2022 and 2021.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 (dollars in thousands).

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$184	$—	$—	$184
Impaired loans, net	$197	$—	$—	$197

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$1,454	$—	$—	$1,454

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$184	Property appraisals	Selling cost	10.00%
Impaired loans, net	197	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$1,454	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 are as follows (in thousands):

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$66,914	$66,914	$—	$—	$66,914
Securities available for sale	162,907	—	162,907	—	162,907
Securities held to maturity	153,158	—	141,797	—	141,797
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	913,077	—	—	$880,473	880,473
Bank owned life insurance	24,531	—	24,531	—	24,531
Accrued interest receivable	4,543	—	4,543	—	4,543
Derivatives - cash flow hedges	2,679	—	2,679	—	2,679
Financial Liabilities
Deposits	$1,241,332	$—	$1,104,483	$131,304	$1,235,787
Subordinated debt	4,995	—	—	5,267	5,267
Junior subordinated debt	9,279	—	—	6,067	6,067
Accrued interest payable	163	—	163	—	163

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$176,006	$176,006	$—	$—	$176,006
Securities available for sale	289,495	—	289,495	—	289,495
Securities held to maturity	33,441	—	33,617	—	33,617
Restricted securities	1,813	—	1,813	—	1,813
Loans, net	819,408	—	—	827,248	827,248
Bank owned life insurance	24,294	—	24,294	—	24,294
Accrued interest receivable	3,903	—	3,903	—	3,903
Derivatives - cash flow hedges	941	—	941	—	941
Financial Liabilities
Deposits	$1,248,752	$—	$1,103,186	$145,101	$1,248,287
Subordinated debt	9,993	—	—	8,932	8,932
Junior subordinated debt	9,279	—	—	8,145	8,145
Accrued interest payable	152	—	152	—	152

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2022 and December 31, 2021 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$139,549	14.60%	$76,462	8.00%	$95,578	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$132,103	13.82%	$57,347	6.00%	$76,462	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$132,103	13.82%	$43,010	4.50%	$62,126	6.50%
Tier 1 Capital (to Average Assets)	$132,103	9.36%	$55,228	4.00%	$69,035	5.00%
December 31, 2021:
Total Capital (to Risk-Weighted Assets)	$125,934	14.76%	$68,237	8.00%	$85,296	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$120,224	14.09%	$51,178	6.00%	$68,237	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$120,224	14.09%	$38,383	4.50%	$55,442	6.50%
Tier 1 Capital (to Average Assets)	$120,224	8.82%	$54,497	4.00%	$68,121	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at December 31, 2022 and December 31, 2021, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2022 and December 31, 2021, the capital conservation buffer of the Bank was 6.60% and 6.76%, respectively.

Note 21. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($923))	(3,474)	—	(3,474)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $107)	—	403	403
Change during period	(3,503)	403	(3,100)
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($5,327))	(20,033)	—	(20,033)
Unrealized holding losses on securities transferred from available for sale to held to maturity (net of tax ($1,513))	(5,692)	—	(5,692)
Reclassification adjustment (net of tax, $421)	1,583	—	1,583
Change in fair value (net of tax, $365)	—	1,373	1,373
Change during period	(24,142)	1,373	(22,769)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2022	2021
Securities available for sale:
Net securities losses (gains) reclassified into earnings	$2,004	$(37)	Net (losses) gains on securities available for sale
Related income tax (benefit) expense	(421)	8	Income tax expense
Total reclassifications	$1,583	$(29)	Net of tax

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

During 2022, the Company granted and issued 7,500 shares of common stock to members of the Board of Directors for their dedicated service and support. Also during 2022, the Company issued 27,134 shares of common stock to employees.  Compensation expense related to stock awards totaled $481 thousand and $127 thousand for the years ended December 31, 2022 and 2021, respectively.

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

On February 9, 2022, 10,110 restricted stock units were granted to employees with 3,375 units vesting immediately, 3,370 units vesting after one year, and 3,365 units vesting after two years.  The recipients do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipients become the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2022
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	30,781	$19.79
Granted	10,110	22.19
Vested	(11,643)	20.58
Forfeited	(67)	—
Unvested, December 31, 2022	29,181	$20.31

At December 31, 2022, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $310 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2022 and 2021 totaled $304 thousand and $226 thousand, respectively.

Note 23. Revenue Recognition

Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of ASC topic 606. Gains and losses on investment securities, derivatives, financial guarantees, and sales of financial instruments are similarly excluded from the scope. The guidance is applicable to noninterest revenue streams such as service charges on deposit accounts, ATM and check card fees, wealth management fees, and fees for other customer services. Certain other in-scope revenue, such as gains on OREO are recorded in non-interest expense. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

Gains and losses are recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended December 31, 2022 and 2021 net gains/(losses) on sales of foreclosed properties was $176 and $8, respectively.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Noninterest Income
Service charges on deposit accounts	$2,677	$2,061
ATM and check card fees	3,300	2,930
Wealth management fees	3,008	2,712
Brokered mortgage fees	245	539
Fees for other customer services	839	777
Noninterest income (in-scope of Topic 606)	$10,069	$9,019
Noninterest income (out-of-scope of Topic 606)	2,552	1,168
Total noninterest income	$12,621	$10,187

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of December 31, 2022, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  December 31, 2022 and 2021 (in thousands):

	2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,679	$—	$—

	2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$941	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 25. Acquisitions

Acquisition of the Bank of Fincastle

On July 1, 2021, the Company completed its acquisition of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into the Bank. At the time of closing of the acquisition, Fincastle had six retail bank offices operating in the greater Roanoke region of Virginia. The former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. As of June 30, 2021, Fincastle reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million. For the year ended December 31, 2021, the Company recorded merger related expenses of $3.4 million in connection with the acquisition of Fincastle. The Company estimates that it incurred aggregate costs related to the merger of $3.4 million, with $69 thousand of merger related expenses recorded in the first and second quarters of 2022.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. the Bank paid cash consideration of $83.7 million for the loans and fixed assets. Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of the Bank. The Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. The Bank assumed the facility lease at the branch on December 31, 2021 and now operates a loan production office in the location of the former SmartBank branch.  The Bank’s assumption of the lease and acquisition of the remaining branch assets was completed in the fourth quarter of 2021.  The Company incurred $101 thousand of expenses related to the acquisition of loans and fixed assets during 2021.  There were no acquisition related expenses relating to Smartbank during 2022.

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

The following table presents the total consideration paid by the Company in connection with the acquisition of Fincastle and the SmartBank loan portfolio, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill. Amounts for the Fincastle acquisition are as of July 1, 2021. Amounts for SmartBank are as of September 30, 2021.

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

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2020. These results combine the historical results of Fincastle and the Company for the period prior to the merger. While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2020. Pro forma adjustments for the year ended December 31, 2021 and December 31, 2020 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits, amortization of intangible assets and related income taxes. Unaudited pro forma net income for the years ended December 31, 2021 and 2020 includes after tax merger related expenses of $3.4 million, or ($0.61) per share. These amounts include $629 thousand recorded by Fincastle prior to the merger, which was primarily related to fees paid for legal and financial advisors.  Unaudited pro forma net income also includes provision for loan losses recorded by Fincastle for loans that were recorded by the Corporation at fair value upon acquisition and have no allowance for loan losses in the books of the Corporation. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

	Unaudited Pro Forma	Unaudited Pro Forma
	Twelve Months Ended	Twelve Months Ended
(Dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Total revenues (net interest income plus noninterest income)	$42,116	$43,234
Net income	$9,826	$7,660
Net income per share, basic	$1.77	$1.57
Net income per share, diluted	$1.77	$1.57

The revenue and earnings amounts specific to SmartBank since the acquisition date that are included in the consolidated results for 2021 and 2020 are not readily determinable.  The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date. Merger related expenses associated with the acquisition of Fincastle and SmartBank combined totaled $3.5 million through December 31, 2021. These costs included the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred.  Additional merger related expenses of $69 thousand were incurred throughout the first and second quarters of 2022.

Note 27. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2022 and 2021

(in thousands)

	2022	2021
Assets
Cash	$9,501	$7,303
Investment in subsidiaries, at cost, plus undistributed net income	110,682	122,964
Other assets	3,024	6,256
Total assets	$123,207	$136,523
Liabilities and Shareholders’ Equity
Subordinated debt	$4,995	$9,993
Junior subordinated debt	9,279	9,279
Other liabilities	573	212
Total liabilities	$14,847	$19,484
Preferred stock	$—	$—
Common stock	7,831	7,785
Surplus	32,716	31,966
Retained earnings	90,284	76,990
Accumulated other comprehensive (loss) income, net	(22,471)	298
Total shareholders’ equity	$108,360	$117,039
Total liabilities and shareholders’ equity	$123,207	$136,523

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Income
Dividends from subsidiary	$6,000	$6,000
Total income	$6,000	$6,000
Expense
Interest expense	$547	$889
Supplies	5	56
Legal and professional fees	209	107
Data processing	47	29
Management fee-subsidiary	469	305
Other expense	70	104
Total expense	$1,347	$1,490
Income before allocated tax benefits and undistributed income of subsidiary	$4,653	$4,510
Allocated income tax benefit	283	312
Income before equity in undistributed income of subsidiary	$4,936	$4,822
Equity in undistributed income of subsidiary	11,861	5,537
Net income	$16,797	$10,359

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$16,797	$10,359
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(11,861)	(5,537)
Stock-based compensation	785	354
Amortization of debt issuance costs	2	2
Decrease (increase) in other assets	4,969	(5,020)
(Decrease) increase in other liabilities	(3)	1
Net cash provided by operating activities	$10,689	$159
Cash Flows from Investing Activities
Net cash paid in acquisition of The Bank of Fincastle	$—	$(6,752)
Net cash used in investing activities	$—	$(6,752)
Cash Flows from Financing Activities
Redemption of subordinated debt, net of issuance costs	$(5,000)	$—
Cash dividends paid on common stock, net of reinvestment	(3,308)	(2,505)
Repurchase of common stock	(183)	(39)
Net cash (used in) financing activities	$(8,491)	$(2,544)
Increase (decrease) in cash and cash equivalents	$2,198	$(9,137)
Cash and Cash Equivalents
Beginning	7,303	16,440
Ending	$9,501	$7,303

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

Information required by this Item is set forth under the headings “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Service” in the Proxy Statement, which information is incorporated herein by reference.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2022 and for the two years then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), located in Winchester, Virginia.

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

		3.3	By-laws of First National Corporation (as amended October 12, 2022), attached as Exhibit 3.1 to the Current Report on Form 8-K filed October 26, 2022 and incorporated by reference herein.
		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
		4.2	Description of Securities (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
		4.3	Form of 5.50% Fixed to Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
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
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

		104	The cover page from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included with Exhibit 101).

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 30, 2023
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 30, 2023
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 30, 2023
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 30, 2023
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 30, 2023
Director

/s/ Emily Marlow Beck	Date:	March 30, 2023
Director

/s/ Boyce E. Brannock	Date:	March 30, 2023
Director

/s/ W. Michael Funk	Date:	March 30, 2023
Director

/s/ James R. Wilkins, III	Date:	March 30, 2023
Director

/s/ Kirtesh Patel	Date:	March 30, 2023
Director

/s/ George E. Holt, III	Date:	March 30, 2023
Director