Form 10-Q
period 2023-03-31
FIRST NATIONAL CORP /VA/
filed 2023-05-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2023, 6,264,286 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2023	2022*
Assets
Cash and due from banks	$17,950	$20,784
Interest-bearing deposits in banks	59,851	46,130
Securities available for sale, at fair value	162,355	162,907
Securities held to maturity, at amortized cost (net of allowance for credit losses of $132 at March 31, 2023)	151,301	153,158
Restricted securities, at cost	1,803	1,908
Loans, net of allowance for credit losses, 2023, $8,717; 2022, $7,446	909,250	913,077
Other real estate owned, net of valuation allowance	184	184
Premises and equipment, net	21,637	21,876
Accrued interest receivable	4,389	4,543
Bank owned life insurance	24,424	24,531
Goodwill	3,030	3,030
Core deposit intangibles, net	131	136
Other assets	16,027	17,119
Total assets	$1,372,332	$1,369,383

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$410,019	$427,344
Savings and interest-bearing demand deposits	676,875	677,139
Time deposits	154,631	136,849
Total deposits	$1,241,525	$1,241,332
Subordinated debt, net of issuance cost	4,996	4,995
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,721	5,417
Total liabilities	$1,260,521	$1,261,023

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2023, 6,280,378 shares; 2022, 6,264,912 shares	7,851	7,831
Surplus	32,937	32,716
Retained earnings	91,239	90,284
Accumulated other comprehensive loss, net	(20,216)	(22,471)
Total shareholders’ equity	$111,811	$108,360
Total liabilities and shareholders’ equity	$1,372,332	$1,369,383

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$11,512	$9,496
Interest on deposits in banks	344	70
Interest and dividends on securities:
Taxable interest	1,339	1,132
Tax-exempt interest	306	305
Dividends	27	21
Total interest and dividend income	$13,528	$11,024
Interest Expense
Interest on deposits	$2,216	$340
Interest on subordinated debt	69	69
Interest on junior subordinated debt	67	67
Total interest expense	$2,352	$476
Net interest income	$11,176	$10,548
Provision for credit losses	—	—
Net interest income after provision for credit losses	$11,176	$10,548
Noninterest Income
Service charges on deposit accounts	$646	$609
ATM and check card fees	800	750
Wealth management fees	776	803
Fees for other customer services	196	233
Brokered mortgage fees	—	94
Income from bank owned life insurance	149	144
Other operating income	211	78
Total noninterest income	$2,778	$2,711
Noninterest Expense
Salaries and employee benefits	$5,346	$5,124
Occupancy	528	572
Equipment	587	559
Marketing	268	151
Supplies	148	136
Legal and professional fees	343	333
ATM and check card expense	400	303
FDIC assessment	106	152
Bank franchise tax	254	216
Data processing expense	202	236
Amortization expense	5	4
Other real estate owned expense, net	3	28
Other operating expense	1,010	830
Total noninterest expense	$9,200	$8,644

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Income before income taxes	$4,754	$4,615
Income tax expense	905	886
Net income	$3,849	$3,729
Earnings per common share
Basic	$0.61	$0.60
Diluted	$0.61	$0.60

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income	$3,849	$3,729
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax of $576 and ($3,786) for the three months ended March 31, 2023 and 2022, respectively	2,162	(14,243)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $84 and $0 for the three months ended March 31, 2023 and 2022, respectively	316	—
Change in fair value of cash flow hedges, net of tax ($60) and $146 for the three months ended March 31, 2023 and 2022, respectively	(223)	553
Total other comprehensive income (loss)	2,255	(13,690)
Total comprehensive income (loss)	$6,104	$(9,961)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$3,849	$3,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	398	378
Amortization of core deposit intangibles	5	4
Amortization of debt issuance costs	1	1
Net losses on sale of other real estate owned	—	12
Increase in cash value of bank owned life insurance	(149)	(144)
Accretion of discounts and amortization of premiums on securities, net	249	320
Accretion of premium on time deposits	(25)	(67)
Accretion of certain acquisition-related loan discounts, net	(145)	(367)
Stock-based compensation	338	485
Excess tax benefits on stock-based compensation	4	4
(Gains) losses on disposal of premises and equipment, net	(2)	2
Deferred income tax expense (benefit)	325	200
Changes in assets and liabilities:
Decrease (increase) in interest receivable	154	(153)
Decrease in other assets	400	4,660
(Decrease) in accrued interest payable and other liabilities	(849)	(440)
Net cash provided by operating activities	$4,553	$8,624
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$3,056	$7,422
Proceeds from maturities, calls, and principal payments of securities held to maturity	2,109	813
Purchases of securities available for sale	—	(21,147)
Purchases of securities held to maturity	—	(49,034)
Net redemption (purchase) of restricted securities	105	(95)
Purchase of premises and equipment	(159)	(195)
Proceeds from sale of premises and equipment	2	—
Proceeds from sale of other real estate owned	—	9
Proceeds from cash value of bank owned life insurance	256	—
Net decrease (increase) in loans	1,786	(10,820)
Net cash provided by (used in) investing activities	$7,155	$(73,047)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(17,589)	$48,641
Net increase (decrease) in time deposits	17,807	(4,434)
Repayment of subordinated debt	—	(5,000)
Cash dividends paid on common stock, net of reinvestment	(901)	(817)
Repurchase of common stock, stock incentive plan	(113)	(183)
Repurchase of common stock, stock repurchase plan	(25)	—
Net cash (used in) provided by financing activities	$(821)	$38,207
Increase (decrease) in cash and cash equivalents	$10,887	$(26,216)
Cash and Cash Equivalents
Beginning	$66,914	$176,006
Ending	$77,801	$149,790
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,186	$486
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$2,738	$(18,030)
Change in fair value of cash flow hedges	$(283)	$699
Transfer from other real estate owned to premises and equipment	$—	$60
Issuance of common stock, dividend reinvestment plan	$41	$57

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	3,729	—	3,729
Other comprehensive loss	—	—	—	(13,690)	(13,690)
Cash dividends on common stock ($0.14 per share)	—	—	(874)	—	(874)
Stock-based compensation	—	485	—	—	485
Issuance of 2,757 shares of common stock, dividend reinvestment plan	3	54	—	—	57
Issuance of 27,134 shares of common stock, stock incentive plan	34	(34)	—	—	—
Repurchase of 8,283 shares of common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, March 31, 2022	$7,812	$32,298	$79,845	$(13,392)	$106,563

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,952)	—	(1,952)
Net income	—	—	3,849	—	3,849
Other comprehensive income	—	—	—	2,255	2,255
Cash dividends on common stock ($0.15 per share)	—	—	(942)	—	(942)
Stock-based compensation	—	338	—	—	338
Issuance of 2,216 shares of common stock, dividend reinvestment plan	3	38	—	—	41
Issuance of 21,302 shares of common stock, stock incentive plan	27	(27)	—	—	—
Repurchase of 1,557 shares of common stock, stock repurchase plan	(2)	(23)	—	—	(25)
Repurchase of 6,495 shares of common stock, stock incentive plan	(8)	(105)	—	—	(113)
Balance, March 31, 2023	$7,851	$32,937	$91,239	$(20,216)	$111,811

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2023 and December 31, 2022, the statements of income and comprehensive income (loss) for the three months ended March 31, 2023 and 2022, the cash flows for the three months ended March 31, 2023 and 2022, and the changes in shareholders’ equity for the three months ended March 31, 2023 and 2022. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

Significant Accounting Policies and Estimates

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgements.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgements and as such may have a greater possibility of producing results that could be materially different than originally reported.   Material estimates that
are particularly susceptible to significant changes in the near term include estimates related to the determination of the allowance for credit losses.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company’s 2022 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Adoption of New Accounting Pronouncements

ASU 2016-13:  On January 1, 2023, the Company adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Accounting Standards Codification (ASC) 326).  This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit.  Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available for sale debt securities.  One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not that they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.  The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $2.2 million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $153 thousand, which is recorded within other liabilities.  The Company recorded an allowance for credit losses for held to maturity securities of $132 thousand, which is presented as a reduction to held to maturity securities outstanding.  The Company recorded a net decrease to retained earnings of $2.0 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded.  Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Company adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchase credit impaired (“PCI”) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  As of March 31, 2023, the Company had no loans classified as PCD.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023.  As of December 31, 2022, the Company did not have any other-than-temporary impaired investment securities.  Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not required.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

	January 1, 2023	December 31, 2022
	As reported Under	Pre-ASC 326	Impact of ASC
(dollars in thousands)	ASC 326	Adoption	326 Adoption
Assets:
Allowance for credit losses on held to maturity securities:	-		-
Corporate securities	132	-	132

Allowance for credit losses on loans:			-
Construction and land development	233	546	(313)
Secured by 1-4 family residential	2,517	1,108	1,409
Other real estate loans	5,311	3,609	1,702
Commercial and industrial loans	1,487	1,874	(387)
Consumer and other loans	84	309	(225)
Allowance for credit losses on loans	9,632	7,446	2,186

Liabilities:
Allowance for credit losses for unfunded commitments	153	-	153

Allowance for Credit Losses – Held-to-Maturity Securities

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (“PD/LGD”) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit ratings, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds and corporate debt securities. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one if its agencies.

Change in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company recorded an allowance for credit losses on held-to-maturity securities of $132 thousand upon adoption of ASC 326 and the allowance was unchanged as of March 31, 2023.

Allowance for Credit Losses – Available-for-Sale Securities

Management evaluates all available-for-sale securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled $803 thousand at March 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Loans

The allowance for loan credit losses represents an amount which, in management’s judgement, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statement of Income.

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following eight quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversity classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The adoption of CECL did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices or charge-off policy.

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses – Unfunded Commitments

Financial Instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records all allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for (or recovery of) credit losses in the Consolidated Statement of Income. The allowances for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit losses model using the same methodology as the loan portfolio, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheet.

Accrued Interest Receivable

The Company has elected to exclude the accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.4 million on loans and $600 thousand on held-to-maturity securities at March 31, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

ASU 2022-01:

On January 1, 2023, the Company adopted ASU 2022-01, "Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. The Company adopted ASU 2022-01 prospectively and it did not have a material impact on its consolidated financial statements.

ASU 2022-02:  On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures."  ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standards (ASU 2016-13) that introduced the CECL model.  The amendments eliminate the accounting guidance for troubled debt restructurings (TDR's) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings by creditors when a borrower is experiencing financial difficulty.  In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.  The Company adopted the standard prospectively and it did not have a material impact on the financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope”. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”. These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.  If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,471	$—	$(1,026)	$11,445	$—
U.S. agency and mortgage-backed securities	106,764	86	(11,944)	94,906	—
Obligations of states and political subdivisions	64,301	16	(8,313)	56,004	—
Total securities available for sale	$183,536	$102	$(21,283)	$162,355	$—
Securities held to maturity:
U.S. Treasury securities	$38,423	$—	$(300)	$38,123	$—
U.S. agency and mortgage-backed securities	98,048	—	(7,866)	90,182	—
Obligations of states and political subdivisions	11,962	37	(1,045)	10,954	—
Corporate debt securities	3,000	—	(303)	2,697	(132)
Total securities held to maturity	$151,433	$37	$(9,514)	$141,956	$(132)
Total securities	$334,969	$139	$(30,797)	$304,311	$(132)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$12,468	$—	$(1,239)	$11,229
U.S. agency and mortgage-backed securities	109,972	95	(13,149)	96,918
Obligations of states and political subdivisions	64,386	4	(9,630)	54,760
Total securities available for sale	$186,826	$99	$(24,018)	$162,907
Securities held to maturity:
U.S. Treasury securities	$38,211	$—	$(568)	$37,643
U.S. agency and mortgage-backed securities	99,374	—	(9,189)	90,185
Obligations of states and political subdivisions	12,573	—	(1,252)	11,321
Corporate debt securities	3,000	—	(352)	2,648
Total securities held to maturity	$153,158	$—	$(11,361)	$141,797
Total securities	$339,984	$99	$(35,379)	$304,704

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,445	$(1,026)	$11,445	$(1,026)
U.S. agency and mortgage-backed securities	4,232	(55)	84,936	(11,889)	89,168	(11,944)
Obligations of states and political subdivisions	7,840	(116)	41,831	(8,197)	49,671	(8,313)
Total securities available for sale	$12,072	$(171)	$138,212	$(21,112)	$150,284	$(21,283)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,041	$(932)	$2,188	$(307)	$11,229	$(1,239)
U.S. agency and mortgage-backed securities	27,282	(1,945)	62,342	(11,204)	89,624	(13,149)
Obligations of states and political subdivisions	24,689	(2,581)	26,362	(7,049)	51,051	(9,630)
Total securities available for sale	$61,012	$(5,458)	$90,892	$(18,560)	$151,904	$(24,018)
Securities held to maturity:
U.S. Treasury securities	$19,302	$(258)	$18,342	$(310)	$37,644	$(568)
U.S. agency and mortgage-backed securities	58,019	(6,848)	32,167	(2,341)	90,186	(9,189)
Obligations of states and political subdivisions	8,648	(1,008)	2,672	(244)	11,320	(1,252)
Corporate debt securities	2,648	(352)	—	—	2,648	(352)
Total securities held to maturity	$88,617	$(8,466)	$53,181	$(2,895)	$141,798	$(11,361)
Total securities	$149,629	$(13,924)	$144,073	$(21,455)	$293,702	$(35,379)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Management evaluates securities to determine whether the impairment is due to credit-related factors or noncredit-related factors at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the extent to which fair the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retains its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

Accrued interest receivable on securities available for sale and securities held to maturity totaled $803 thousand and $600 thousand, respectively at March 31, 2023.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At March 31, 2023, there were 3 out of 3 U.S. Treasury securities, 94 out of 109 U.S. agency and mortgage-backed securities, and 80 out of 98 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 6.5 years at March 31, 2023. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2022. The weighted-average re-pricing term of the portfolio was 6.5 years at December 31, 2022. The unrealized losses at March 31, 2023 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $316 thousand for the first quarter of 2023. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities at March 31, 2023 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$500	$500	$19,949	$19,779
Due after one year through five years	20,323	19,219	27,721	27,181
Due after five years through ten years	40,251	37,157	24,100	21,910
Due after ten years	122,462	105,479	79,663	73,086
	$183,536	$162,355	$151,433	$141,956

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

The composition of restricted securities at March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31, 2023	December 31, 2022
Federal Home Loan Bank stock	$691	$796
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$1,803	$1,908

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $636 thousand and $599 thousand at March 31, 2023 and December 31, 2022, respectively.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2023, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
March 31, 2023
Aaa	$38,423	$22,763	$2,911	$—	$64,097
Aa1 / Aa2 / Aa3	—	—	9,051	—	9,051
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	75,285	—	—	75,285
Total	$38,423	$98,048	$11,962	$3,000	$151,433
December 31, 2022
Aaa	$38,211	$22,706	$3,126	$—	$64,043
Aa1 / Aa2 / Aa3	—	—	9,447	—	9,447
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	76,668	—	—	76,668
Total	$38,211	$99,374	$12,573	$3,000	$153,158

________________________________________

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies

The following table summarizes the change in the allowance for credit losses on held to maturity securities for the three months ended March 31, 2023.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2022	$—	$—	$—	$—	$—
Adjustment for adoption of ASU 2016-13	—	—	—	132	132
Provision for credit losses	—	—	—	—	—
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, March 31, 2023	$—	$—	$—	$132	$132

At March 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the three months ended March 31, 2023.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate loans:
Construction and land development	$48,610	$51,840
Secured by 1-4 family residential	334,302	331,421
Other real estate loans	416,001	418,456
Commercial and industrial loans	110,937	111,225
Consumer and other loans	8,117	7,581
Total loans	$917,967	$920,523
Allowance for credit losses	(8,717)	(7,446)
Loans, net	$909,250	$913,077

Net deferred loan fees included in the above loan categories were $864 thousand and $838 thousand at March 31, 2023 and December 31, 2022, respectively. Consumer and other loans included $179 thousand and $197 thousand of demand deposit overdrafts at March 31, 2023 and December 31, 2022, respectively.

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

•

Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.  Commercial and industrial loans also include purchased loans which could have been originated outside of the Company's market area.

•

Consumer and other loans carry risks associated with the continued creditworthiness of the borrower and the value of the collateral, if any. Consumer loans are typically either unsecured or secured by rapidly depreciating assets such as automobiles. They are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances. Consumer and other loans also include purchased consumer loans which could have been originated outside of the Company's market area. Other loans included in this category include loans to states and political subdivisions.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at March 31, 2023 was $2.4 million.  The outstanding principal balance and the carrying amount at  March 31, 2023 and December 31, 2022 of loans acquired in business combinations were as follows:

	March 31, 2023	December 31, 2022
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$178,664	$187,017

Carrying amount
Real estate loans:
Construction and land development	$9,876	$9,823
Secured by 1-4 family residential	41,013	42,915
Other real estate loans	99,115	103,521
Commercial and industrial loans	22,737	24,661
Consumer and other loans	3,531	3,560
Total acquired loans	$176,272	$184,480

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$427	$—	$1,003	$1,430	$47,180	$48,610	$1,044	$—
Secured by 1-4 family residential	1,422	16	82	1,520	332,782	334,302	474	—
Other real estate loans	17	—	109	126	415,875	416,001	73	47
Commercial and industrial	5	16	—	21	110,916	110,937	—	—
Consumer and other loans	3	14	—	17	8,100	8,117	—	—
Total	$1,874	$46	$1,194	$3,114	$914,853	$917,967	$1,591	$47

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$115	$20	$1,045	$1,180	$50,660	$51,840	$1,045	$—
Secured by 1-4 family residential	1,033	60	207	1,300	330,121	331,421	530	—
Other real estate loans	109	—	—	109	418,347	418,456	13	—
Commercial and industrial	31	130	1,085	1,246	109,979	111,225	1,085	—
Consumer and other loans	26	25	—	51	7,530	7,581	—	—
Total	$1,314	$235	$2,337	$3,886	$916,637	$920,523	$2,673	$—

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023 (in thousands).

	March 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Pass	$627	$3,598	$8,074	$2,695	$2,327	$3,863	$26,382	$47,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,044	—	1,044
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$627	$3,598	$8,074	$2,695	$2,327	$4,907	$26,382	$48,610

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$8,910	$65,912	$65,803	$41,706	$32,203	$74,313	$44,685	$333,532
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	770	—	770
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$8,910	$65,912	$65,803	$41,706	$32,203	$75,083	$44,685	$334,302

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other real estate loans
Pass	$2,488	$94,258	$88,542	$42,553	$41,713	$135,868	$9,137	$414,559
Special Mention	—	—	—	1,369	—	—	—	1,369
Substandard	—	—	—	—	—	73	—	73
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$2,488	$94,258	$88,542	$43,922	$41,713	$135,941	$9,137	$416,001

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$5,659	$35,448	$29,514	$4,743	$7,709	$11,446	$16,349	$110,868
Special Mention	—	—	—	69	—	—	—	69
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$5,659	$35,448	$29,514	$4,812	$7,709	$11,446	$16,349	$110,937

Current period gross write-offs	$—	$—	$—	$623	$—	$228	$—	$851

Consumer and other loans
Pass	$1,365	$2,028	$606	$1,643	$2,344	$96	$35	$8,117
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$1,365	$2,028	$606	$1,643	$2,344	$96	$35	$8,117

Current period gross write-offs	$82	$26	$1	$14	$—	$3	$—	$126

The following tables provide an analysis of the credit risk profile of each loan class as of   December 31, 2022 (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$50,795	$—	$1,045	$—	$51,840
Secured by 1-4 family residential	330,590	—	831	—	331,421
Other real estate loans	416,559	1,884	13	—	418,456
Commercial and industrial	110,065	75	1,085	—	111,225
Consumer and other loans	7,581	—	—	—	7,581
Total	$915,590	$1,959	$2,974	$—	$920,523

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  March 31, 2023, December 31, 2022 and March 31, 2022, the activity in the ACLL by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	March 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,705	(391)	(224)	2,186
Charge-offs	—	—	—	(851)	(126)	(977)
Recoveries	—	5	2	—	55	62
Provision for (recovery of) credit losses	11	74	(150)	(15)	80	—
Ending Balance, March 31, 2023	$244	$2,596	$5,166	$617	$94	$8,717
Ending Balance:
Individually evaluated	—	—	—	—	—	—
Collectively evaluated	244	2,596	5,166	617	94	8,717
Loans:
Ending Balance	$48,610	$334,302	$416,001	$110,937	$8,117	$917,967
Individually evaluated	1,044	474	73	—	—	1,591
Collectively evaluated	47,566	333,828	415,928	110,937	8,117	916,376

	December 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	(32)	(491)	(529)
Recoveries	10	19	15	145	226	415
Provision for (recovery of) loan losses	191	18	364	1,043	234	1,850
Ending Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Ending Balance:
Individually evaluated for impairment	—	—	—	888	—	888
Collectively evaluated for impairment	546	1,108	3,609	986	309	6,558
Loans:
Ending Balance	$51,840	$331,421	$418,456	$111,225	$7,581	$920,523
Individually evaluated for impairment	1,045	530	13	1,085	—	2,673
Collectively evaluated for impairment	50,795	330,891	418,443	110,140	7,581	917,850

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	—	—	(8)	(98)	(106)
Recoveries	4	5	2	140	73	224
(Recovery of) provision for loan losses	(1)	(113)	145	(40)	9	—
Ending Balance, March 31, 2022	$348	$969	$3,377	$810	$324	$5,828
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	348	969	3,377	810	324	5,828
Loans:
Ending Balance	$49,308	$290,408	$384,191	$103,682	$8,834	$836,423
Individually evaluated for impairment	—	619	28	1,483	—	2,130
Collectively evaluated for impairment	49,308	289,789	384,163	102,199	8,834	834,293

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Real estate loans:
Construction and land development	$1,044	$—	$1,044	$1,045
Secured by 1-4 family residential	474	—	474	530
Other real estate loans	73	—	73	13
Commercial and industrial	—	—	—	1,085
Total	$1,591	$—	$1,591	$2,673

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements.  Impaired loans included loans on nonaccrual status and accruing troubled debt restructurings.  When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower's capacity to pay, which included such factors as the borrower's current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value.  The Company individually assessed for impairment all nonaccrual loans and troubled debt restructurings.  The tables below include information on all loans deemed impaired.  Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance as of and for the periods ended  December 31, 2022 and March 31, 2022, were as follows (in thousands):

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,412	$1,045	$—	$1,045	$—	$30	$75
Secured by 1-4 family residential	680	530	—	530	—	580	11
Other real estate loans	26	13	—	13	—	22	—
Commercial and industrial	1,084	—	1,085	1,085	888	650	40
Total	$4,202	$1,588	$1,085	$2,673	$888	$1,282	$126

	March 31, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Secured by 1-4 family residential	$743	$618	$—	$618	$—	$732	$1
Other real estate loans	39	28	—	28	—	29	0
Commercial and industrial	1,680	1,484	—	1,484	—	1,491	—
Total	$2,462	$2,130	$—	$2,130	$—	$2,252	$1

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

As of  December 31, 2022 and March 31, 2022, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $101 thousand and $1.6 million, respectively. At December 31, 2022 and March 31, 2022, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. Modified terms under TDRs included rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  During the three months ended March 31, 2022, there were no loans classified as TDRs.

For the three months ended March 31, 2023 and 2022, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	March 31, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$1,044	$—	$1,044
Secured by 1-4 family residential	474	—	474
Other real estate loans	73	—	73
Total	$1,591	$—	$1,591

At March 31, 2023, there was no allowance for credit losses on collateral-dependent loans.

Notes to Consolidated Financial Statements (Unaudited)

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the real estate loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction.

The following table shows the amortized cost basis as of March 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	76	0.02%	Converted HELOC to 15 year term loan.
Other real estate loans	—	0.00%
Commercial and industrial	—	0.00%
Total	$76	0.02%

	Principal Forgiveness
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	20	0.01%	Reduced the amortized cost basis of the loan by $29 thousand.
Other real estate loans	—	0.00%
Commercial and industrial	—	0.00%
Total	$20	0.01%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the three months ended March 31, 2023 and 2022, there were no payment defaults of modified loans that were modified during the previous twelve months.

Unfunded Commitments

The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet.  The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the income statement.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described in Note 1, as these unfunded commitments share similar risk characteristics as its loan portfolio segments.  The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time.  No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  For the three months ended March 31, 2023, the Company did not record a provision for credit losses for unfunded commitments.  At March 31, 2023, the liability for credit losses on off-balance-sheet exposures included in other liabilities was $153 thousand.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
(Numerator):
Net income	$3,849	$3,729
(Denominator):
Weighted average shares outstanding – basic	6,273,913	6,238,973
Potentially dilutive common shares – restricted stock units	7,203	6,732
Weighted average shares outstanding – diluted	6,281,116	6,245,705
Income per common share
Basic	$0.61	$0.60
Diluted	$0.61	$0.60

Restricted stock units for 882 shares of common stock were not considered in computing diluted earnings per share for the three months ended  March 31, 2023 because they were antidilutive.  There were restricted stock units for 193 shares of common stock considered antidilutive for the three months ended  March 31, 2023

Note 6. Fair Value Measurements

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands).

		Fair Value Measurements at March 31, 2023
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,445	$—	$11,445	$—
U.S. agency and mortgage-backed securities	94,906	—	94,906	—
Obligations of states and political subdivisions	56,004	—	56,004	—
Total securities available for sale	$162,355	$—	$162,355	$—
Derivatives - cash flow hedges	2,396	—	2,396	—
Total assets	$164,751	$—	$164,751	$—

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,229	$—	$11,229	$—
U.S. agency and mortgage-backed securities	96,918	—	96,918	—
Obligations of states and political subdivisions	54,760	—	54,760	—
Total securities available for sale	$162,907	$—	$162,907	$—
Derivatives - cash flow hedges	2,679	—	2,679	—
Total assets	$165,586	$—	$165,586	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans at March 31, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2023
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$184	$—	$—	$184
Collateral dependent loans	1,591	—	—	1,591

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,848	$—	$—	$184
Impaired loans, net	197	—	—	197

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$184	Property appraisals	Selling cost	10.00%
Collateral dependent loans	$1,591	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$184	Property appraisals	Selling cost	10.00%
Impaired loans, net	197	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements at March 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$77,801	$77,801	$—	$—	$77,801
Securities available for sale	162,355	—	162,355	—	162,355
Securities held to maturity	151,301	—	141,956	—	141,956
Restricted securities	1,803	—	1,803	—	1,803
Loans, net	909,250	—	—	877,833	877,833
Bank owned life insurance	24,424	—	24,424	—	24,424
Accrued interest receivable	4,389	—	4,389	—	4,389
Derivatives - cash flow hedges	2,396	—	2,396	—	2,396
Financial Liabilities
Deposits	$1,241,525	$—	1,086,894	150,040	$1,236,934
Subordinated debt	4,996	—	—	5,318	5,318
Junior subordinated debt	9,279	—	—	5,936	5,936
Accrued interest payable	354	—	354	—	354

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$66,914	$66,914	$—	$—	$66,914
Securities available for sale	162,907	—	162,907	—	162,907
Securities held to maturity	153,158	—	141,797	—	141,797
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	913,077	—	—	880,473	880,473
Bank owned life insurance	24,531	—	24,531	—	24,531
Accrued interest receivable	4,543	—	4,543	—	4,543
Derivatives - cash flow hedges	2,679	—	2,679	—	2,679
Financial Liabilities
Deposits	$1,241,332	$—	$1,104,483	$131,304	$1,235,787
Subordinated debt	4,995	—	—	5,267	5,267
Junior subordinated debt	9,279	—	—	6,067	6,067
Accrued interest payable	163	—	163	—	163

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

Compensation expense related to stock awards totaled $200 thousand and $352 thousand for the three months ended March 31, 2023, respectively.

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

During the first quarter of 2023, 13,727 restricted stock units were granted to employees, with 4,580 units vesting immediately, and 9,147 units subject to a two year vesting schedule with one half of the units vesting each year. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2023
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	29,181	$20.31
Granted	13,727	17.54
Vested	(11,401)	19.2
Forfeited	—	—
Unvested, end of period	31,507	$20.31

At March 31, 2023, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $411 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2023 and 2022 totaled $138 thousand and $134 thousand, respectively.

On May 11, 2023, the Company’s shareholders approved the First National Corporation 2023 Stock Incentive Plan, which makes available up to 325,000 shares of common stock for the granting of stock options, restricted stock awards, stock appreciation rights, and other stock-based awards. Awards are made at the discretion of the Board of Directors and compensation cost is equal to the fair value of the award and recognized over the vesting period.  Beginning on May 11, 2023, equity awards granted by the Company would be from the 2023 Stock Incentive Plan and would not be granted from the 2014 Stock Incentive Plan.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($3,786))	(14,243)	—	(14,243)
Change in fair value of cash flow hedge (net of tax, $146)	—	553	553
Change during period	(14,243)	553	(13,690)
Balance at March 31, 2022	$(14,688)	$1,296	$(13,392)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding losses (net of tax, $576)	2,162	—	2,162
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $84)	316	—	316
Change in fair value of cash flow hedge (net of tax, ($60))	—	(223)	(223)
Change during period	2,478	(223)	2,255
Balance at March 31, 2023	$(22,109)	$1,893	$(20,216)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
Three Months Ended
	March 31, 2023	March 31, 2022
Securities available for sale:
Net securities gains reclassified into earnings	$—	$—	Net gains on securities available for sale
Related income tax expense	—	—	Income tax expense
Total reclassifications	$—	$—	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Noninterest Income
Service charges on deposit accounts	$646	$609
ATM and check card fees	800	750
Wealth management fees	776	803
Brokered mortgage fees	—	94
Fees for other customer services	196	233
Noninterest income (in-scope of Topic 606)	$2,418	$2,489
Noninterest income (out-of-scope of Topic 606)	360	222
Total noninterest income	$2,778	$2,711

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of March 31, 2023, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,396	$—	$—

	December 31, 2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,679	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, growth strategy.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or the Industry's reputation were to become damaged;
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

•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2022.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2023 and statements of income of the Company for the three months ended March 31, 2023 and 2022 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2022. The statements of income for the three months ended March 31, 2023 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond.  Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal and local government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and customer service centers in two retirement villages. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2022. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 58% of noninterest expenses for the three months ended March 31, 2023, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Overview of Quarterly Financial Performance

Net income increased $120 thousand, or 3%, to $3.8 million, or $0.61 per diluted share, for the three months ended March 31, 2023, compared to $3.7 million, or $0.60 per diluted share, for the same period in 2022. Return on average assets was 1.15% and return on average equity was 14.2% for the first quarter of 2023, compared to 1.06% and 13.4%, respectively, for the same period in 2022.

The increase in net income resulted primarily from a $628 thousand, or 6%, increase in net interest income, and a $67 thousand, or 2%, increase in total noninterest income, which were partially offset by a $556 thousand, or 6%, increase in total noninterest expense. There was no provision for credit losses in the first quarter of 2023 or 2022.

Net interest income increased by $628 thousand from a $2.5 million, or 23%, increase in total interest income, and was partially offset by a $1.9 million, or 394%, increase in total interest expense. Although total average earning assets decreased by 6% in the first quarter of 2023 compared to the same period of 2022, total interest income increased from an increase in the yield on all earning asset classes and a change in the composition of earning assets. Average loans increased $88.7 million, while average interest-bearing deposits in banks decreased $142.7 million. Total interest expense increased from higher interest rates paid on deposits and was partially offset by a $73.8 million decrease in average interest-bearing deposits.

Accretion of discounts on purchased loans, net of premium amortization, and accretion of fee income on Paycheck Protection Program (PPP) loans, net of costs, which were recorded in interest income and fees on loans, both decreased comparing the periods. Net accretion of discounts on purchased loans totaled $145 thousand in the first quarter of 2023, compared to $367 thousand in the first quarter of 2022, and net accretion from PPP fee income, net of costs, totaled $8 thousand in the first quarter of 2023, compared to $323 thousand in the first quarter of 2022.

There was no provision for credit losses in the first quarter of 2023 or 2022. The allowance for credit losses on loans totaled $8.7 million, or 0.95% of total loans, on March 31, 2023, 0.81% of total loans on December 31, 2022, and 0.70% of total loans on March 31, 2022. Although net charge-offs of loans totaled $915 thousand in the first quarter of 2023, there was no impact on the provision for credit losses as the Bank established adequate specific reserves for the charged-off portion of the loans in its allowance for loan losses in a prior period. In addition to the allowance for credit losses on loans, the Bank established a $132 thousand allowance for credit losses on securities held to maturity along with the adoption of CECL on January 1, 2023. The allowance for credit losses on securities held to maturity was unchanged at $132 thousand at March 31, 2023, and as a result, it was not necessary to record a provision for credit losses on securities held to maturity in the first quarter of 2023.  The Bank also recorded an allowance for credit losses on off-balance sheet credit exposures of $153 thousand upon adoption of CECL on January 1, 2023.  The allowance for credit losses on off-balance sheet credit exposures was unchanged at $153 thousand at March 31, 2023, and as a result, it was not necessary to record a provision for credit losses on off-balance sheet credit exposures in the first quarter of 2023.

Total noninterest income increased $67 thousand, or 2%, primarily from an increase in service charges on deposits, ATM and check card fees, and other operating income, which were partially offset by decreases in fee income from other customer services and brokered mortgage fee income.

Total noninterest expense increased $556 thousand, or 6%, primarily from increases in salaries and employee benefits, marketing, ATM and check card expense, bank franchise tax, and other operating expense, which were partially offset by decreases in occupancy, FDIC assessment, and data processing expense.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Credit Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles, net gains on disposal of premises and equipment, and merger related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP.   The methodology for determining this measurement may differ among companies.  The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended
	March 31, 2023	March 31, 2022
Noninterest expense	$9,200	$8,644
Add/(Subtract): other real estate owned expense, net	(3)	(28)
Subtract: amortization of intangibles	(5)	(4)
Subtract: merger related expenses	—	(20)
	$9,192	$8,592
Tax-equivalent net interest income	$11,258	$10,634
Noninterest income	2,778	2,711
	$14,036	$13,345
Efficiency ratio	65.49%	64.38%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2023 and 2022 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2023	March 31, 2022
GAAP measures:
Interest income – loans	$11,512	$9,496
Interest income – investments and other	2,016	1,528
Interest expense – deposits	(2,216)	(340)
Interest expense – subordinated debt	(69)	(69)
Interest expense – junior subordinated debt	(67)	(67)
Total net interest income	$11,176	$10,548
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$—	$8
Tax benefit realized on non-taxable interest income – municipal securities	82	81
Total tax benefit realized on non-taxable interest income	$82	$89
Total tax-equivalent net interest income	$11,258	$10,637

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. The Company provides additional information on its critical accounting policies and estimates under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2022 Form 10-K and in Note 1 “Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report.

Lending Policies

There have been no material changes in the Company’s lending policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for credit losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consist of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, general and administrative expenses, amortization expense, and other real estate owned expense.

Net Income

Net income increased by $120 thousand, or 3%, to $3.8 million, or $0.61 per diluted share, for the three months ended March 31, 2023, compared to $3.7 million, or $0.60 per diluted share, for the same period in 2022. Return on average assets was 1.15% and return on average equity was 14.20% for the first quarter of 2023, compared to 1.06% and 13.40%, respectively, for the same period in 2022.

The increase in net income resulted from a $628 thousand, or 6%, increase in net interest income and a $67 thousand, or 2%, increase in total noninterest income, which were partially offset by a $556 thousand, or 6%, increase in total noninterest expense and a $19 thousand increase in income tax expense.  There was no provision for credit losses for the first quarter of 2023 or 2022.

Net Interest Income

Net interest income increased by $628 thousand from a $2.5 million increase in total interest income, which was partially offset by a $1.9 million increase in total interest expense. Although total average earning assets decreased by 6%, total interest income increased from a change in the composition of earning assets and from higher yields earned on interest-bearing deposits in banks, securities, and loans. The composition of earning assets changed as average loans increased $88.7 million, while average interest-bearing deposits in banks decreased $142.7 million. Interest income and fees on loans increased $2.0 million, or 21%, interest income on deposits in banks increased $274 thousand, or 391%, and interest income on total securities increased $214 thousand, or 15%.

The increase in total interest expense resulted from a $1.9 million, or 552%, increase in interest expense on deposits. Interest expense on deposits increased as the Bank increased interest rates on certain deposit accounts while there were customer deposits that shifted from accounts paying lower interest rates to accounts paying higher interest rates.  The unfavorable impact of the Bank’s increase of interest rates paid on deposits and the customers' shift of their deposits into accounts paying higher interest rates was partially offset by a $73.8 million decrease in average interest-bearing deposits.

The net interest margin increased by 41-basis points from 3.19% in the first quarter of 2022 to 3.60% in the first quarter of 2023 and was partially offset by the 6% decrease in average earning assets.  The increase in the net interest margin resulted from a 102-basis point increase in the yield on earning assets and was partially offset by a 61-basis point increase in interest expense as a percentage of average earning assets.

The 102-basis point increase in the yield on earning assets was attributable to higher yields in all earning asset categories and a change in the earning asset composition.  Average loans as a percentage of earning assets increased to 72% in the first quarter of 2023 from 61% in the first quarter of 2022, while average interest-bearing deposits in banks decreased to 3% from 13%, and average securities decreased to 25% from 26% of average earning assets.

The 61-basis point increase in interest expense as a percentage of average earning assets was attributable to an increase in the cost of interest-bearing deposits, which increased to 1.11% for the first quarter of 2023 from 0.16% for the first quarter of 2022.

Accretion of discounts on purchased loans, net of premium amortization, and accretion of fee income on PPP loans, net of costs, was recorded in interest income and fees on loans and positively impacted net interest income. Net accretion of discounts on purchased loans totaled $145 thousand in the first quarter of 2023, compared to $367 thousand in the first quarter of 2022. Net accretion from PPP fee income, net of costs, totaled $8 thousand in the first quarter of 2023, compared to $323 thousand in the first quarter of 2022.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$260,034	$1,339	2.09%	$284,016	$1,132	1.62%
Tax-exempt (1)	54,733	388	2.87%	61,308	386	2.55%
Restricted	1,905	27	5.85%	1,825	21	4.72%
Total securities	$316,672	$1,754	2.25%	$347,149	$1,539	1.80%
Loans: (2)
Taxable	$915,863	$11,512	5.10%	$824,988	$9,477	4.66%
Tax-exempt (1)	—	—	—	2,223	27	4.49%
Total loans	$915,863	$11,512	5.10%	$827,211	$9,504	4.66%
Federal funds sold	1	—	0	—	—	—
Interest-bearing deposits with other institutions	35,293	344	3.95%	177,951	70	0.16%
Total earning assets	$1,267,829	$13,610	4.35%	$1,352,311	$11,113	3.33%
Less: allowance for credit losses on loans	(9,534)			(5,766)
Total non-earning assets	93,334			83,979
Total assets	$1,351,629			$1,430,524
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$276,611	$942	1.38%	$289,475	$100	0.14%
Regular savings	194,751	61	0.13%	206,798	25	0.05%
Money market accounts	198,177	746	1.53%	246,958	52	0.08%
Time deposits	143,070	467	1.32%	143,201	163	0.46%
Total interest-bearing deposits	$812,609	$2,216	1.11%	$886,432	$340	0.16%
Federal funds purchased	6	—	0.05	—	—	0.00%
Subordinated debt	4,995	69	5.62%	6,244	69	4.50%
Junior subordinated debt	9,279	67	2.91%	9,279	67	2.91%
Other borrowings	222	—	—%	—	—	—%
Total interest-bearing liabilities	$827,111	$2,352	1.15%	$901,955	$476	0.21%
Non-interest bearing liabilities
Demand deposits	409,777			411,576
Other liabilities	4,817			4,171
Total liabilities	$1,241,705			$1,317,702
Shareholders’ equity	109,924			112,822
Total liabilities and Shareholders’ equity	$1,351,629			$1,430,524
Net interest income		$11,258			$10,637
Interest rate spread			3.20%			3.12%
Cost of funds			0.77%			0.15%
Interest expense as a percent of average earning assets			0.75%			0.14%
Net interest margin			3.60%			3.19%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $82 and $89 thousand for the three months ended March 31, 2023 and 2022, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

There was no provision for credit losses in the first quarter of 2023 or 2022. The allowance for credit losses on loans totaled $8.7 million, or 0.95% of total loans on March 31, 2023, $7.4 million, or 0.81% of total loans on December 31, 2022, and $5.8 million, or 0.70% of total loans on March 31, 2022. Although net charge-offs of loans totaled $916 thousand in the first quarter of 2023, there was no impact on the provision for credit losses as the Bank established adequate specific reserves for the charged-off off portion of the loans in its allowance for loan losses in a prior period.  There were no qualitative factor adjustments to the general reserve in the first quarter of 2023.

The Bank established a $132 thousand allowance for credit losses on securities held to maturity along with the adoption of CECL on January 1, 2023. The allowance for credit losses on securities held to maturity was unchanged at $133 thousand at March 31, 2023, and as a result, it was not necessary to record a provision for credit losses for securities held to maturity in the first quarter of 2023.  The Bank also recorded an allowance for credit losses on off-balance sheet credit exposures of $153 thousand upon adoption of CECL on January 1, 2023.  The allowance for credit losses on off-balance sheet credit exposures was unchanged at $153 thousand at March 31, 2023, and as a result, it was not necessary to record a provision for credit losses on off-balance sheet credit exposures in the first quarter of 2023.

Noninterest Income

Total noninterest income increased $67 thousand, or 3%, primarily from an increase in service charges on deposits, ATM and check card fees, and other operating income, which were partially offset by decreases in fee income for other customer services and brokered mortgage fee income. Changes in the volume of customer transactions impacted service charges of deposits, ATM and check fees, fees for other customer services, and brokered mortgage fee income. The increase in other operating income was attributable to a death benefit payment received from a bank-owned life insurance policy.

Noninterest Expense

Total noninterest expense increased $556 thousand, or 6%, primarily from increases in salaries and employee benefits, marketing, ATM and check card expense, bank franchise tax, and other operating expense, which were partially offset by decreases in occupancy, FDIC assessment, and data processing expense. Other operating expense increased from recruiting, education and training, loan collections, and losses from fraudulent check and debit card activity in customer accounts.

Salaries and employee benefits expense increased $222 thousand, or 4%, primarily from increases in employee salaries and wages. Marketing expenses increased $117 thousand, or 78%, primarily from the timing of marketing initiatives.  ATM and check card expense increased $97 thousand, or 32%, from an increase in the volume of customer transactions and an increase in transaction costs. The $181 thousand increase in other operating expense was attributable to several items, including an increase in miscellaneous losses, education and training, director fees, loan collection expense, and an increase in losses related to customer account fraud. The increases were partially offset by decreases in occupancy, FDIC assessments, and data processing expense.

Income Taxes

Income tax expense increased $19 thousand for the first quarter of 2023, compared to the same period one year ago. The effective tax rate for the first quarter of 2023 was 19.0% compared to 19.2% for the same period in 2022. The reduced effective tax rate for 2023 was primarily the result of higher non-taxable income relative to taxable income in 2023 compared to 2022. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2023, and 2022. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Condition

General

At March 31, 2023, assets totaled $1.4 billion, which was an increase of $2.9 million from December 31, 2022.  The increase from the prior period was primarily due to a $13.7 million increase in interest-bearing deposits in banks and was partially offset by decreases in cash and due from banks, securities, loans, and other assets.

Total liabilities decreased slightly by $548 thousand as total deposits increased by $193 thousand, which was offset by accrued interest payable and other liabilities that decreased by $742 thousand during the quarter.  Although total deposits increased slightly, the composition of deposits changed as noninterest-bearing deposits and savings and interest-bearing deposits decreased $17.3 million and $264 thousand, respectively, while time deposits increased $17.8 million.

Total shareholders’ equity increased by $3.5 million during the first quarter from a $955 thousand increase in retained earnings and a $2.3 million decrease in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to an improvement in unrealized losses in the available-for-sale securities portfolio, primarily from changes in market rates. During the first quarter, retained earnings increased after absorbing cash dividend payments to common shareholders of $0.15 per share and a $1.9 million decrease to retained earnings on January 1, 2023 from the adoption of CECL. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $918.0 million at March 31, 2023, which was a decrease of $2.6 million from December 31, 2022. Average loans totaled $915.9 million for the first quarter of 2023, which was an increase of $1.0 million from the fourth quarter of 2022. There were no significant changes in the loan portfolio composition during the first quarter.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for credit losses and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest income includes amortization of purchase premiums and discounts, recognized evenly over the life of the loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $47 thousand at March 31, 2023.  There were no loans greater than 90 days past due and still accruing at December 31, 2022. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $1.8 million and $2.9 million at March 31, 2023 and December 31, 2022, representing approximately 0.13% and 0.21% of total assets, respectively.  OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in branch operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $184 thousand in unimproved real estate classified as OREO at March 31, 2023 and December 31, 2022.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of March 31, 2023.

At March 31, 2023, 27% of non-performing assets were comprised of residential real estate loans.  Additionally, 10% was comprised of OREO.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.7 million and $2.3 million at March 31, 2023 and December 31, 2022, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports, and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for credit losses, see “Critical Accounting Policies” above.

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

On March 31, 2023 securities totaled $315.5 million, a decrease of $2.5 million, or 0.8%, from $318.0 million at December 31, 2022. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2023, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $102 thousand and $99 thousand at March 31, 2023 and December 31, 2022, respectively. Gross unrealized losses in the available for sale portfolio totaled $21.3 million and $24.0 million at March 31, 2023 and December 31, 2022, respectively. Gross unrealized gains in the held to maturity portfolio totaled $37 thousand and $0 at March 31, 2023 and December 31, 2022, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $9.5 million and $11.4 million at March 31, 2023 and December 31, 2022, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2022 to March 31, 2023 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $400 thousand, or $316 thousand net of tax, for the first quarter of 2023. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

Deposits

Deposits totaled $1.2 billion at March 31, 2023, which was an increase of $193 thousand from December 31, 2022. Noninterest-bearing demand deposits decreased $17.3 million and savings and interest-bearing demand deposits decreased $264 thousand, while time deposits increased $17.8 million. Average deposits totaled $1.2 billion for the first quarter of 2023, a decrease of $42.7 million, or 3%, compared to the fourth quarter of 2022. The decrease in the average balance of deposits was primarily a result of typical fluctuations in customer deposit balances.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, and available lines of credit, totaled $471.2 million, $417.2 million, and $535.7 million at March 31, 2023, December 31, 2022, and March 31, 2022, respectively. Additionally, unpledged securities held-to-maturity, at par, that were eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program (the “BTFP” or the “Program”), totaled $91.2 million at March 31, 2023.

The BTFP was first made available on March 13, 2023, and provides any U.S. federally insured depository institution, including the Bank, with a line of credit facility equal to the par value of securities pledged to the Federal Reserve Bank under the Program.  Advances from the BTFP may be requested by the Bank for a term up to one year and until March 11, 2024. The Bank did not pledge securities to, or borrow from, the BTFP facility during the first quarter of 2023.

The Bank maintains on-balance sheet liquidity and off-balance sheet liquidity to fund loan growth and meet the potential demand from its deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $212.3 million at March 31, 2023, $261.7 million at December 31, 2022, and $235.3 million at March 31, 2022. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $135.2 million at March 31, 2023, $185.3 million at December 31, 2022, and $169.5 million at March 31, 2022.

The Bank’s on-balance sheet liquidity was comprised of interest-bearing deposits in banks and unpledged securities, available for sale, at fair value, and totaled $142.1 million at March 31, 2023, $129.4 million at December 31, 2022, and $294.6 at March 31, 2022.

The following table provides on-balance sheet liquidity information at the periods ended (dollars in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022
Interest-bearing deposits in banks	$59,851	$46,130	$129,801

Securities, available for sale, at fair	162,355	162,907	284,893
Pledged securities, available for sale, at fair value	(80,221)	(79,590)	(120,093)
Unpledged securities, available for sale, at fair value	82,134	83,317	164,800

Totals	$141,985	$129,447	$294,601

The Bank also has access to off-balance sheet liquidity through its available lines of credit from other institutions, which totaled $329.1 million at March 31, 2023, $287.3 million at December 31, 2022, and $241.1 million at March 31, 2022. The available lines of credit were comprised of secured and unsecured lines of credit. The Bank had no borrowings on the lines of credit at March 31, 2023, December 31, 2022, or March 31, 2022.

The following table provides information about off-balance sheet liquidity available to the Bank through lines of credit with other institutions at the periods ended (dollars in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022
Available unsecured Federal funds lines	$51,000	$51,000	$51,000

Available secured lines of credit:
Federal Home Loan Bank of Atlanta	219,026	182,839	141,697
Federal Reserve Bank Discount Window	59,068	53,923	48,420
Total available secured lines of credit	278,094	236,762	190,117

Totals	$329,094	$287,762	$241,117

Additionally, unpledged securities, held to maturity, at par, that were eligible to be pledged as collateral to the BTFP, totaled $91.2 million at March 31, 2023. The BTFP was first made available on March 13, 2023, and provides any U.S. federally insured depository institution, including the Bank, with a line of credit facility equal to the par value of securities pledged to the Federal Reserve Bank under the Program.  Advances from the BTFP may be requested by the Bank for up to one year until March 11, 2024. The Bank did not pledge securities to, or borrow from, the BTFP facility during the first quarter of 2023.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2023:

First Bank
Total capital to risk-weighted assets	14.88%
Tier 1 capital to risk-weighted assets	13.94%
Common equity Tier 1 capital to risk-weighted assets	13.94%
Tier 1 capital to average assets	9.70%
Capital conservation buffer ratio(1)	6.88%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2023 and December 31, 2022.

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could repurchase up to $5.0 million of its outstanding common stock through December 31, 2023.  The Company repurchased 1,557 shares under this plan during the first quarter of 2023 at an average price of $16.06 per share.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Commitments to extend credit, which amounted to $170.2 million at March 31, 2023, and $158.3 million at December 31, 2022, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  For the three months ended March 31, 2023, the Company did not record a provision for credit losses for unfunded commitments.  At March 31, 2023, the liability for credit losses on off-balance sheet exposures included in other liabilities was $153 thousand.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2023 and December 31, 2022, the Bank had $17.6 million and $18.0 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At March 31, 2023, the cash flow hedges had a fair value of $2.4 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except for the following.

Effective January 1, 2023, the Company adopted ASC 326, Financial Instruments – Credit Losses. We implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASC 326. Many controls under this new standard mirror controls under prior GAAP. New controls were established over the review of economic forecasting projections obtained from an independent third party. Except as related to the adoption of ASC 326, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the property of the Company is subject.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could repurchase up to $5.0 million of its outstanding common stock. The repurchase plan was publicly announced on October 23, 2022. Repurchases under the plan can be made through privately negotiated transactions or in the open market in accordance with Securities and Exchange Commission rules.  The Company's Board of Directors authorized the purchase plan through December 31, 2023, unless the entire amount authorized to repurchase has been acquired before that date.

The following table summarizes the Company's purchases of its common stock during the three months ended March 31, 2023 (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
March 1, 2023 - March 31, 2023	1,557	$16.06	1,557	$4,974,995

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 15, 2023
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 15, 2023
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer