Form 10-Q
period 2023-06-30
FIRST NATIONAL CORP /VA/
filed 2023-08-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2023, 6,249,535 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2023	2022*
Assets
Cash and due from banks	$17,697	$20,784
Interest-bearing deposits in banks	54,379	46,130
Securities available for sale, at fair value	156,745	162,907
Securities held to maturity, at amortized cost (net of allowance for credit losses of $144 at June 30, 2023)	151,677	153,158
Restricted securities, at cost	1,803	1,908
Loans, net of allowance for credit losses, 2023, $8,858; 2022, $7,446	921,336	913,077
Other real estate owned, net of valuation allowance	45	184
Premises and equipment, net	21,556	21,876
Accrued interest receivable	4,248	4,543
Bank owned life insurance	24,559	24,531
Goodwill	3,030	3,030
Core deposit intangibles, net	127	136
Other assets	17,022	17,119
Total assets	$1,374,224	$1,369,383

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$396,137	$427,344
Savings and interest-bearing demand deposits	670,005	677,139
Time deposits	176,226	136,849
Total deposits	$1,242,368	$1,241,332
Subordinated debt, net of issuance cost	4,996	4,995
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,721	5,417
Total liabilities	$1,261,364	$1,261,023

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2023, 6,250,613 shares; 2022, 6,264,912 shares	7,813	7,831
Surplus	32,601	32,716
Retained earnings	93,805	90,284
Accumulated other comprehensive loss, net	(21,359)	(22,471)
Total shareholders’ equity	$112,860	$108,360
Total liabilities and shareholders’ equity	$1,374,224	$1,369,383

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$11,886	$9,963	$23,398	$19,459
Interest on deposits in banks	759	251	1,103	321
Interest and dividends on securities:
Taxable interest	1,306	1,295	2,645	2,427
Tax-exempt interest	307	309	613	614
Dividends	28	21	55	42
Total interest and dividend income	$14,286	$11,839	$27,814	$22,863
Interest Expense
Interest on deposits	$3,402	$413	$5,618	$753
Interest on subordinated debt	69	69	138	138
Interest on junior subordinated debt	67	67	134	134
Interest on other borrowings	3	—	3	—
Total interest expense	$3,541	$549	$5,893	$1,025
Net interest income	$10,745	$11,290	$21,921	$21,838
Provision for credit losses	100	400	100	400
Net interest income after provision for credit losses	$10,645	$10,890	$21,821	$21,438
Noninterest Income
Service charges on deposit accounts	$683	$698	$1,329	$1,307
ATM and check card fees	848	797	1,648	1,547
Wealth management fees	749	760	1,525	1,563
Fees for other customer services	220	188	416	421
Brokered mortgage fees	35	58	35	152
Income from bank owned life insurance	135	131	284	275
Other operating income	214	148	425	226
Total noninterest income	$2,884	$2,780	$5,662	$5,491
Noninterest Expense
Salaries and employee benefits	$5,189	$5,086	$10,535	$10,210
Occupancy	524	545	1,052	1,117
Equipment	571	620	1,158	1,179
Marketing	248	223	516	374
Supplies	147	131	295	267
Legal and professional fees	422	381	765	714
ATM and check card expense	425	347	825	650
FDIC assessment	212	132	318	284
Bank franchise tax	262	238	516	454
Data processing expense	252	221	454	457
Amortization expense	4	5	9	9
Other real estate owned (income) expense, net	(219)	41	(216)	69
Other operating expense	1,121	948	2,131	1,778
Total noninterest expense	$9,158	$8,918	$18,358	$17,562

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Income before income taxes	$4,371	$4,752	$9,125	$9,367
Income tax expense	866	917	1,771	1,803
Net income	$3,505	$3,835	$7,354	$7,564
Earnings per common share
Basic	$0.56	$0.61	$1.17	$1.21
Diluted	$0.56	$0.61	$1.17	$1.21

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income	$3,505	$3,835	$7,354	$7,564
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax ($421) and ($2,595) for the three months and $155 and ($6,381) for the six months ended June 30, 2023 and 2022, respectively	(1,579)	(9,762)	583	(24,005)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $88 and $0 for the three months and $172 and $0 for the six months ended June 30, 2023 and 2022, respectively	333	—	649	—
Change in fair value of cash flow hedges, net of tax $29 and $120 for the three months and ($31) and $267 for the six months ended June 30, 2023 and 2022, respectively	103	452	(120)	1,005
Total other comprehensive income (loss)	(1,143)	(9,310)	1,112	(23,000)
Total comprehensive income (loss)	$2,362	$(5,475)	$8,466	$(15,436)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$7,354	$7,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	795	747
Amortization of core deposit intangibles	9	9
Amortization of debt issuance costs	1	1
Provision for credit losses on loans	45	400
Provision for credit losses on securities held to maturity	11	—
Provision for credit losses on unfunded commitments	44	—
Net (gain) loss on sale of other real estate owned	(246)	39
Increase in cash value of bank owned life insurance	(284)	(275)
Accretion of discounts and amortization of premiums on securities, net	507	629
Accretion of premium on time deposits	(48)	(122)
Accretion of certain acquisition-related loan discounts, net	(303)	(718)
Stock-based compensation	407	541
Excess tax benefits on stock-based compensation	4	3
Loss on disposal of premises and equipment, net	(2)	2
Deferred income tax expense	274	73
Changes in assets and liabilities:
Decrease (increase) in interest receivable	295	(251)
(Increase) decrease in other assets	(108)	4,054
(Decrease) in accrued interest payable and other liabilities	(893)	(422)
Net cash provided by operating activities	$7,862	$12,274
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$6,422	$14,929
Proceeds from maturities, calls, and principal payments of securities held to maturity	4,220	5,271
Purchases of securities available for sale	—	(21,147)
Purchases of securities held to maturity	(2,091)	(49,033)
Net redemption (purchase) of restricted securities	105	(95)
Purchase of premises and equipment	(475)	(404)
Proceeds from sale of premises and equipment	2	—
Proceeds from sale of other real estate owned	385	84
Proceeds from cash value of bank owned life insurance	256	—
Net (increase) in loans	(10,187)	(54,161)
Net cash provided by (used in) investing activities	$(1,363)	$(104,556)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(38,341)	$59,231
Net increase (decrease) in time deposits	39,425	(11,711)
Repayment of subordinated debt	—	(5,000)
Cash dividends paid on common stock, net of reinvestment	(1,801)	(1,646)
Repurchase of common stock, stock incentive plan	(113)	(183)
Repurchase of common stock, stock repurchase plan	(507)	—
Net cash (used in) provided by financing activities	$(1,337)	$40,691
Increase (decrease) in cash and cash equivalents	$5,162	$(51,591)
Cash and Cash Equivalents
Beginning	$66,914	$176,006
Ending	$72,076	$124,415
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,622	$1,184
Income taxes	$1,626	$1,040
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$738	$(30,386)
Change in fair value of cash flow hedges	$(151)	$1,272
Transfer from other real estate owned to premises and equipment	$—	$60
Issuance of common stock, dividend reinvestment plan	$80	$104

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2022	$7,812	$32,298	$79,845	$(13,392)	$106,563
Net income	—	—	3,835	—	3,835
Other comprehensive loss	—	—	—	(9,310)	(9,310)
Cash dividends on common stock ($0.14 per share)	—	—	(876)	—	(876)
Stock-based compensation	—	56	—	—	56
Issuance of 2,363 shares common stock, dividend reinvestment plan	3	44	—	—	47
Balance, June 30, 2022	$7,815	$32,398	$82,804	$(22,702)	$100,315

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2023	$7,851	$32,937	$91,239	$(20,216)	$111,811
Net income	—	—	3,505	—	3,505
Other comprehensive loss	—	—	—	(1,143)	(1,143)
Cash dividends on common stock ($0.15 per share)	—	—	(939)	—	(939)
Stock-based compensation	—	69	—	—	69
Issuance of 2,536 shares of common stock, dividend reinvestment plan	3	36	—	—	39
Repurchase of 32,301 shares of common stock, stock repurchase plan	(41)	(441)	—	—	(482)
Balance, June 30, 2023	$7,813	$32,601	$93,805	$(21,359)	$112,860

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	7,564	—	7,564
Other comprehensive loss	—	—	—	(23,000)	(23,000)
Cash dividends on common stock ($0.28 per share)	—	—	(1,750)	—	(1,750)
Stock-based compensation	—	541	—	—	541
Issuance of 5,120 shares common stock, dividend reinvestment plan	6	98	—	—	104
Issuance of 27,134 shares common stock, stock incentive plan	34	(34)	—	—	—
Repurchase of 8,283 shares common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, June 30, 2022	$7,815	$32,398	$82,804	$(22,702)	$100,315

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,952)	—	(1,952)
Net income	—	—	7,354	—	7,354
Other comprehensive income	—	—	—	1,112	1,112
Cash dividends on common stock ($0.30 per share)	—	—	(1,881)	—	(1,881)
Stock-based compensation	—	407	—	—	407
Issuance of 4,752 shares common stock, dividend reinvestment plan	6	74	—	—	80
Issuance of 21,302 shares common stock, stock incentive plan	27	(27)	—	—	—
Repurchase of 6,495 shares common stock, stock incentive plan	(8)	(105)	—	—	(113)
Repurchase of 33,858 shares common stock, stock repurchase plan	(43)	(464)	—	—	(507)
Balance, June 30, 2023	$7,813	$32,601	$93,805	$(21,359)	$112,860

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2023 and December 31, 2022, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, the cash flows for the six months ended June 30, 2023 and 2022, and the changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

The Company adopted ASC 326 using the prospective transition approach for purchase credit deteriorated ("PCD") assets that were previously classified as purchase credit impaired (“PCI”) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  As of June 30, 2023, the Company had no loans classified as PCD.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company recorded an allowance for credit losses on held-to-maturity securities of $132 thousand upon adoption of ASC 326.  During the three months ended June 30, 2023, the Company recorded a provision for credit losses on held-to-maturity securities of $12 thousand.   The allowance for credit losses on held-to-maturity securities was $144 as of June 30, 2023.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled $789 thousand at June 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

The Company has elected to exclude the accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.2 million on loans and $584 thousand on held-to-maturity securities at  June 30, 2023 and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”. These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.  If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,472	$—	$(1,229)	$11,243	$—
U.S. agency and mortgage-backed securities	103,238	62	(13,257)	90,043	—
Obligations of states and political subdivisions	64,216	6	(8,763)	55,459	—
Total securities available for sale	$179,926	$68	$(23,249)	$156,745	$—
Securities held to maturity:
U.S. Treasury securities	$38,639	$—	$(716)	$37,923	$—
U.S. agency and mortgage-backed securities	98,223	—	(9,679)	88,544	—
Obligations of states and political subdivisions	11,959	28	(1,098)	10,889	—
Corporate debt securities	3,000	—	(507)	2,493	(144)
Total securities held to maturity	$151,821	$28	$(12,000)	$139,849	$(144)
Total securities	$331,747	$96	$(35,249)	$296,594	$(144)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$12,468	$—	$(1,239)	$11,229
U.S. agency and mortgage-backed securities	109,972	95	(13,149)	96,918
Obligations of states and political subdivisions	64,386	4	(9,630)	54,760
Total securities available for sale	$186,826	$99	$(24,018)	$162,907
Securities held to maturity:
U.S. Treasury securities	$38,211	$—	$(568)	$37,643
U.S. agency and mortgage-backed securities	99,374	—	(9,189)	90,185
Obligations of states and political subdivisions	12,573	—	(1,252)	11,321
Corporate debt securities	3,000	—	(352)	2,648
Total securities held to maturity	$153,158	$—	$(11,361)	$141,797
Total securities	$339,984	$99	$(35,379)	$304,704

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,243	$(1,229)	$11,243	$(1,229)
U.S. agency and mortgage-backed securities	3,173	(49)	81,908	(13,208)	85,081	(13,257)
Obligations of states and political subdivisions	8,519	(193)	44,224	(8,570)	52,743	(8,763)
Total securities available for sale	$11,692	$(242)	$137,375	$(23,007)	$149,067	$(23,249)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,041	$(932)	$2,188	$(307)	$11,229	$(1,239)
U.S. agency and mortgage-backed securities	27,282	(1,945)	62,342	(11,204)	89,624	(13,149)
Obligations of states and political subdivisions	24,689	(2,581)	26,362	(7,049)	51,051	(9,630)
Total securities available for sale	$61,012	$(5,458)	$90,892	$(18,560)	$151,904	$(24,018)
Securities held to maturity:
U.S. Treasury securities	$19,302	$(258)	$18,342	$(310)	$37,644	$(568)
U.S. agency and mortgage-backed securities	58,019	(6,848)	32,167	(2,341)	90,186	(9,189)
Obligations of states and political subdivisions	8,648	(1,008)	2,672	(244)	11,320	(1,252)
Corporate debt securities	2,648	(352)	—	—	2,648	(352)
Total securities held to maturity	$88,617	$(8,466)	$53,181	$(2,895)	$141,798	$(11,361)
Total securities	$149,629	$(13,924)	$144,073	$(21,455)	$293,702	$(35,379)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Management evaluates securities to determine whether the impairment is due to credit-related factors or noncredit-related factors at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

Accrued interest receivable on securities available for sale and securities held to maturity totaled $789 thousand and $584 thousand, respectively at June 30, 2023.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At June 30, 2023, there were 3 out of 3 U.S. Treasury securities, 95 out of 108 U.S. agency and mortgage-backed securities, and 91 out of 98 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade. The weighted-average re-pricing term of the portfolio was 6.0 years at June 30, 2023. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2022. The weighted-average re-pricing term of the portfolio was 6.5 years at December 31, 2022. The unrealized losses at June 30, 2023 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $821 thousand for the first six months of 2023. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities at June 30, 2023 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$500	$500	$20,393	$20,133
Due after one year through five years	23,565	21,827	29,480	28,258
Due after five years through ten years	37,101	33,679	23,979	21,574
Due after ten years	118,760	100,739	77,969	69,884
	$179,926	$156,745	$151,821	$139,849

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

The composition of restricted securities at June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30, 2023	December 31, 2022
Federal Home Loan Bank stock	$691	$796
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$1,803	$1,908

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $642 thousand and $599 thousand at June 30, 2023 and December 31, 2022, respectively.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2023, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
June 30, 2023
Aaa	$38,639	$22,819	$3,116	$—	$64,574
Aa1 / Aa2 / Aa3	—	—	8,843	—	8,843
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	75,404	—	—	75,404
Total	$38,639	$98,223	$11,959	$3,000	$151,821
December 31, 2022
Aaa	$38,211	$22,706	$3,126	$—	$64,043
Aa1 / Aa2 / Aa3	—	—	9,447	—	9,447
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	76,668	—	—	76,668
Total	$38,211	$99,374	$12,573	$3,000	$153,158

________________________________________

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies

The following table summarizes the change in the allowance for credit losses on held to maturity securities for the six months ended June 30, 2023.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2022	$—	$—	$—	$—	$—
Adjustment for adoption of ASU 2016-13	—	—	—	134	134
Provision for credit losses	—	—	—	10	10
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, June 30, 2023	$—	$—	$—	$144	$144

At June 30, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  June 30, 2023.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate loans:
Construction and land development	$49,282	$51,840
Secured by 1-4 family residential	337,601	331,421
Other real estate loans	421,970	418,456
Commercial and industrial loans	112,803	111,225
Consumer and other loans	8,538	7,581
Total loans	$930,194	$920,523
Allowance for credit losses	(8,858)	(7,446)
Loans, net	$921,336	$913,077

Net deferred loan fees included in the above loan categories were $903 thousand and $838 thousand at June 30, 2023 and December 31, 2022, respectively. Consumer and other loans included $251 thousand and $197 thousand of demand deposit overdrafts at June 30, 2023 and December 31, 2022, respectively.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  June 30, 2023 was $2.1 million.  The outstanding principal balance and the carrying amount at  June 30, 2023 and December 31, 2022 of loans acquired in business combinations were as follows:

	June 30, 2023	December 31, 2022
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$173,473	$187,017

Carrying amount
Real estate loans:
Construction and land development	$9,378	$9,823
Secured by 1-4 family residential	38,579	42,915
Other real estate loans	98,013	103,521
Commercial and industrial loans	21,918	24,661
Consumer and other loans	3,496	3,560
Total acquired loans	$171,384	$184,480

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$40	$40	$49,242	$49,282	$40	$—
Secured by 1-4 family residential	885	435	398	1,718	335,883	337,601	567	209
Other real estate loans	—	393	62	455	421,515	421,970	70	—
Commercial and industrial	—	55	16	71	112,732	112,803	—	16
Consumer and other loans	11	10	—	21	8,517	8,538	—	—
Total	$896	$893	$516	$2,305	$927,889	$930,194	$677	$225

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$115	$20	$1,045	$1,180	$50,660	$51,840	$1,045	$—
Secured by 1-4 family residential	1,033	60	207	1,300	330,121	331,421	530	—
Other real estate loans	109	—	—	109	418,347	418,456	13	—
Commercial and industrial	31	130	1,085	1,246	109,979	111,225	1,085	—
Consumer and other loans	26	25	—	51	7,530	7,581	—	—
Total	$1,314	$235	$2,337	$3,886	$916,637	$920,523	$2,673	$—

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023 (in thousands).

	June 30, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Pass	$1,979	$3,950	$7,984	$2,815	$2,284	$3,619	$26,611	$49,242
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	40	—	40
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$1,979	$3,950	$7,984	$2,815	$2,284	$3,659	$26,611	$49,282

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$20,560	$78,141	$68,937	$43,463	$33,224	$81,944	$10,472	$336,741
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	860	—	860
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$20,560	$78,141	$68,937	$43,463	$33,224	$82,804	$10,472	$337,601

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other real estate loans
Pass	$16,627	$93,364	$88,103	$41,775	$41,120	$129,584	$9,979	$420,552
Special Mention	—	—	—	1,356	—	—	—	1,356
Substandard	—	—	—	—	—	—	62	62
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$16,627	$93,364	$88,103	$43,131	$41,120	$129,584	$10,041	$421,970

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$10,471	$30,829	$27,940	$4,653	$7,426	$10,086	$19,992	$111,397
Special Mention	—	1,398	—	—	—	—	—	1,398
Substandard	—	—	—	—	—	8	—	8
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$10,471	$32,227	$27,940	$4,653	$7,426	$10,094	$19,992	$112,803

Current period gross write-offs	$—	$—	$—	$624	$—	$253	$—	$877

Consumer and other loans
Pass	$2,343	$1,709	$499	$1,573	$2,272	$58	$84	$8,538
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$2,343	$1,709	$499	$1,573	$2,272	$58	$84	$8,538

Current period gross write-offs	$158	$29	$1	$14	$3	$3	$—	$208

The following tables provide an analysis of the credit risk profile of each loan class as of  December 31, 2022 (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$50,795	$—	$1,045	$—	$51,840
Secured by 1-4 family residential	330,590	—	831	—	331,421
Other real estate loans	416,559	1,884	13	—	418,456
Commercial and industrial	110,065	75	1,085	—	111,225
Consumer and other loans	7,581	—	—	—	7,581
Total	$915,590	$1,959	$2,974	$—	$920,523

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  June 30, 2023, December 31, 2022 and June 30, 2022, the activity in the Allowance for Credit Losses on Loans ("ACLL") by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	June 30, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	—	—	(877)	(208)	(1,085)
Recoveries	1	9	13	144	99	266
Provision for (recovery of) credit losses	68	77	(80)	(137)	117	45
Ending Balance, June 30, 2023	$302	$2,603	$5,244	$617	$92	$8,858
Ending Balance:
Individually evaluated	—	—	—	—	—	—
Collectively evaluated	302	2,603	5,244	617	92	8,858
Loans:
Ending Balance	$49,282	$337,601	$421,970	$112,803	$8,538	$930,194
Individually evaluated	40	567	70	—	—	677
Collectively evaluated	49,242	337,034	421,900	112,803	8,538	929,517

	December 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	(32)	(491)	(529)
Recoveries	10	19	15	145	226	415
Provision for (recovery of) loan losses	191	18	364	1,043	234	1,850
Ending Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Ending Balance:
Individually evaluated for impairment	—	—	—	888	—	888
Collectively evaluated for impairment	546	1,108	3,609	986	309	6,558
Loans:
Ending Balance	$51,840	$331,421	$418,456	$111,225	$7,581	$920,523
Individually evaluated for impairment	1,045	530	13	1,085	—	2,673
Collectively evaluated for impairment	50,795	330,891	418,443	110,140	7,581	917,850

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(5)	—	(8)	(200)	(213)
Recoveries	7	10	4	146	138	305
(Recovery of) provision for loan losses	(9)	(40)	334	20	95	400
Ending Balance, June 30, 2022	$343	$1,042	$3,568	$876	$373	$6,202
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	343	1,042	3,568	876	373	6,202
Loans:
Ending Balance	$49,118	$312,083	$401,037	$109,548	$8,303	$880,089
Individually evaluated for impairment	—	420	22	—	—	442
Collectively evaluated for impairment	49,118	311,663	401,015	109,548	8,303	879,647

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Real estate loans:
Construction and land development	$40	$—	$40	$1,045
Secured by 1-4 family residential	567	—	567	530
Other real estate loans	70	—	70	13
Commercial and industrial	—	—	—	1,085
Total	$677	$—	$677	$2,673

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

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance as of and for the periods ended  December 31, 2022 and June 30, 2022, were as follows (in thousands):

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

As of  December 31, 2022 and June 30, 2022, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $101 thousand and $116 thousand, respectively. At December 31, 2022 and June 30, 2022, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. Modified terms under TDRs included rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

For the six months ended June 30, 2023 and 2022, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	June 30, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$40	$—	$40
Secured by 1-4 family residential	567	—	567
Other real estate loans	70	—	70
Total	$677	$—	$677

At June 30, 2023, there was no allowance for credit losses on collateral-dependent loans.

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

The following table shows the amortized cost basis as of  June 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	70	0.02%	Converted HELOC to 15 year term loan.
Other real estate loans	—	0.00%
Commercial and industrial	—	0.00%
Total	$70	0.02%

	Principal Forgiveness
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	18	0.01%	Reduced the amortized cost basis of the loan by $29 thousand.
Other real estate loans	—	0.00%
Commercial and industrial	—	0.00%
Total	$18	0.01%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the six months ended June 30, 2023 and 2022, there were no payment defaults of modified loans that were modified during the previous twelve months.

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

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  For the three months ended June 30, 2023, the Company recorded a provision for credit losses for unfunded commitments of $44 thousand.  At June 30, 2023, the liability for credit losses on off-balance-sheet exposures included in other liabilities was $197 thousand.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Numerator):
Net income	$3,505	$3,835	$7,354	$7,564
(Denominator):
Weighted average shares outstanding – basic	6,269,668	6,250,329	6,271,779	6,244,682
Potentially dilutive common shares – restricted stock units	7,493	7,149	7,348	5,991
Weighted average shares outstanding – diluted	6,277,161	6,257,478	6,279,127	6,250,673
Income per common share
Basic	$0.56	$0.61	$1.17	$1.21
Diluted	$0.56	$0.61	$1.17	$1.21

Restricted stock units for 603 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended  June 30, 2023 because they were antidilutive.  There were no antidilutive shares of common stock for the three and six months ended June 30, 2022.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands).

		Fair Value Measurements at June 30, 2023
Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,243	$—	$11,243	$—
U.S. agency and mortgage-backed securities	90,043	—	90,043	—
Obligations of states and political subdivisions	55,459	—	55,459	—
Total securities available for sale	$156,745	$—	$156,745	$—
Derivatives - cash flow hedges	2,528	—	2,528	—
Total assets	$159,273	$—	$159,273	$—

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,229	$—	$11,229	$—
U.S. agency and mortgage-backed securities	96,918	—	96,918	—
Obligations of states and political subdivisions	54,760	—	54,760	—
Total securities available for sale	$162,907	$—	$162,907	$—
Derivatives - cash flow hedges	2,679	—	2,679	—
Total assets	$165,586	$—	$165,586	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans at June 30, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2023
Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$45	$—	$—	$45
Collateral dependent loans	677	—	—	677

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$184	$—	$—	$184
Impaired loans, net	197	—	—	197

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$45	Property appraisals	Selling cost	10.00%
Collateral dependent loans	$677	Property appraisals	Selling cost	6.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$184	Property appraisals	Selling cost	10.00%
Impaired loans, net	197	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements at June 30, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$72,076	$72,076	$—	$—	$72,076
Securities available for sale	156,745	—	156,745	—	156,745
Securities held to maturity	151,677	—	139,849	—	139,849
Restricted securities	1,803	—	1,803	—	1,803
Loans, net	921,336	—	—	889,096	889,096
Bank owned life insurance	24,559	—	24,559	—	24,559
Accrued interest receivable	4,248	—	4,248	—	4,248
Derivatives - cash flow hedges	2,528	—	2,528	—	2,528
Financial Liabilities
Deposits	$1,242,368	$—	1,066,142	171,491	$1,237,633
Subordinated debt	4,996	—	—	5,250	5,250
Junior subordinated debt	9,279	—	—	5,654	5,654
Accrued interest payable	481	—	481	—	481

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$66,914	$66,914	$—	$—	$66,914
Securities available for sale	162,907	—	162,907	—	162,907
Securities held to maturity	153,158	—	141,797	—	141,797
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	913,077	—	—	880,473	880,473
Bank owned life insurance	24,531	—	24,531	—	24,531
Accrued interest receivable	4,543	—	4,543	—	4,543
Derivatives - cash flow hedges	2,679	—	2,679	—	2,679
Financial Liabilities
Deposits	$1,241,332	$—	$1,104,483	$131,304	$1,235,787
Subordinated debt	4,995	—	—	5,267	5,267
Junior subordinated debt	9,279	—	—	6,067	6,067
Accrued interest payable	163	—	163	—	163

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

Note 7. Stock Compensation Plans

On May 10, 2023, the Company’s shareholders approved the First National Corporation 2023 Stock Incentive Plan, which replaced the 2014 Stock Incentive Plan and makes available up to 325,000 shares of common stock for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards.  Beginning on May 11, 2023, new equity awards granted by the Company are from the 2023 Stock Incentive Plan and not from the 2014 Stock Incentive Plan.   Awards are made at the discretion of the Board of Directors and compensation cost equal to the fair value of the award is recognized over the vesting period.

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.

Compensation expense related to stock awards totaled $0 thousand and $200 thousand for the three months and six months ended June 30, 2023, respectively.  Compensation expense related to stock awards totaled $0 thousand and $351 thousand for the three months and six months ended June 30, 2022, respectively.

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

During the first quarter of 2023, 13,727 restricted stock units were granted to employees, with 4,580 units vesting immediately, and 9,147 units subject to a two year vesting schedule with one half of the units vesting each year.  During the second quarter of 2023, 10,000 restricted stock units were granted to employees, with 4,000 units vesting in February 2025, and 6,000 units subject to a three-year vesting schedule beginning in February 2026 with one third of the units vesting each year. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Six Months Ended
	June 30, 2023
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	29,181	$20.31
Granted	23,727	16.56
Vested	(11,401)	19.20
Forfeited	—	—
Unvested, end of period	41,507	$20.31

At June 30, 2023, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $494 thousand. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the three months ended June 30, 2023 and 2022 totaled $69 thousand and $56 thousand, respectively.  Compensation expense related to restricted stock unit awards recognized for the six months ended June 30, 2023 and 2022 totaled $207 thousand and $190 thousand, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$(14,688)	$1,296	$(13,392)
Unrealized holding losses (net of tax, ($2,595))	(9,762)	—	(9,762)
Change in fair value of cash flow hedge (net of tax, $120)	—	452	452
Change during period	(9,762)	452	(9,310)
Balance at June 30, 2022	$(24,450)	$1,748	$(22,702)
Balance at March 31, 2023	$(22,109)	$1,893	$(20,216)
Unrealized holding losses (net of tax, ($421))	(1,579)	—	(1,579)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $88)	333	—	333
Change in fair value of cash flow hedge (net of tax, $29)	—	103	103
Change during period	(1,246)	103	(1,143)
Balance at June 30, 2023	$(23,355)	$1,996	$(21,359)

	Net Unrealized (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$ (445)	$ 743	$ 298
Unrealized holding losses (net of tax, ($6,381))	(24,005)	—	(24,005)
Change in fair value of cash flow hedge (net of tax, $267)	—	1,005	1,005
Change during period	(24,005)	1,005	(23,000)
Balance at June 30, 2022	$ (24,450)	$ 1,748	$ (22,702)
Balance at December 31, 2022	$ (24,587)	$ 2,116	$ (22,471)
Unrealized holding losses (net of tax, $155)	583	—	583
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $172)	649	—	649
Change in fair value of cash flow hedge (net of tax, ($31))	—	(120)	(120)
Change during period	1,232	(120)	1,112
Balance at June 30, 2023	$ (23,355)	$ 1,996	$ (21,359)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Noninterest Income
Service charges on deposit accounts	$683	$698	$1,329	$1,307
ATM and check card fees	848	797	1,648	1,547
Wealth management fees	749	760	1,525	1,563
Brokered mortgage fees	35	58	35	152
Fees for other customer services	220	188	416	421
Noninterest income (in-scope of Topic 606)	$2,535	$2,501	$4,953	$4,990
Noninterest income (out-of-scope of Topic 606)	349	279	709	501
Total noninterest income	$2,884	$2,780	$5,662	$5,491

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. One swap agreement was related to the Company’s junior subordinated debt with a redemption date of June 17, 2034, which became effective on March 17, 2020. The notional amount of the interest rate swap was $5.0 million and terminates on June 17, 2034.  Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.79% and receives interest quarterly at a variable rate of three-month CME Term SOFR plus 0.26161%. The variable rate resets on each interest payment date. The other swap agreement was related to the Company’s junior subordinated debt with a redemption date of October 1, 2036, which became effective on April 1, 2020. The notional amount of the interest rate swap was $4.0 million and terminates on October 1, 2036. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.82% and receives interest quarterly at a variable rate of the three-month CME Group Term Secured Overnight Financing Rate ("CME Term SOFR") plus 0.26161%. The variable rate resets on each interest payment date.  The Company’s junior subordinated debt instruments transitioned from a LIBOR-indexed floating rate of interest to a Secured Overnight Financing Rate ("SOFR") indexed floating rate on July 3, 2023.

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2023, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,528	$—	$—

	December 31, 2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,679	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2023 and statements of income of the Company for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2022. The statements of income for the three and six months ended June 30, 2023 may not be indicative of the results to be achieved for the year.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses for the six months ended June 30, 2023, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending June 30, 2023 and June 30, 2022

Net income decreased $330 thousand, or 9%, to $3.5 million, or $0.56 per diluted share, for the three months ended June 30, 2023, compared to $3.8 million, or $0.61 per diluted share, for the same period in 2022. Return on average assets was 1.03% and return on average equity was 12.56% for the second quarter of 2023, compared to 1.08% and 15.04%, respectively, for the same period in 2022.

The decrease in net income resulted from a $545 thousand, or 5%, decrease in net interest income, and a $240 thousand, or 3%, increase in total noninterest expense, which were partially offset by a $104 thousand, or 4%, increase in total noninterest income, and a $300 thousand decrease in the provision for credit losses.

Net interest income decreased by $545 thousand as total interest income increased by $2.4 million but was offset by a $3.0 million increase in total interest expense. Interest and fees on loans increased from both higher yields and higher average balances, while interest on deposits in banks increased solely from higher yields, as their average balances decreased compared to the same period of the prior year.  The increase in interest expense was attributable to higher interest on deposits. Deposit costs increased from higher interest rates paid on deposit accounts in 2023, as well as a change in the deposit portfolio composition as interest-bearing deposits increased as a percentage of total deposits, while noninterest-bearing deposits decreased.

Noninterest expenses increased by $240 thousand and were attributable to increases in salaries and employee benefits, FDIC assessment, ATM and check card expense, legal and professional expense, and other operating expense. The increases were partially offset by a decrease in other real estate owned (OREO)

expenses, net.

 Net OREO expenses decreased $260 thousand from a gain on the sale of other real estate in the second quarter of 2023.

Noninterest income increased by $104 thousand from higher ATM and check card fees, fees for other customer services, and other operating income.  The increases were partially offset by lower brokered mortgage fees.

Provision for credit losses decreased by $300 thousand. For the second quarter of 2023, provision for credit losses totaled $100 thousand and was comprised of provisions for credit losses on loans, unfunded commitments, and securities held-to-maturity.  For the same period of 2022, the provision for credit losses totaled $400 thousand and was attributable to loan growth.

Comparing the Six-Month Periods Ending June 30, 2023 and June 30, 2022

Net income decreased $210 thousand, or 2%, to $7.4 million, or $1.17 per diluted share, for the six months ended June 30, 2023, compared to $7.6 million, or $1.21 per diluted share, for the same period in 2022. Return on average assets was 1.09% and return on average equity was 13.39% for the six months ended June 30, 2023, compared to 1.07% and 14.16%, respectively, for the same period in 2022.

The decrease in net income was attributable primarily to a $796 thousand, or 5%, increase in noninterest expenses. The increase in expenses was partially offset by a $83 thousand increase in net interest income, a $171 thousand increase in noninterest income, and a $300 thousand decrease in the provision for credit losses.

Noninterest expenses increased by $796 thousand and were primarily attributable to increases in salaries and employee benefits, marketing, ATM and check card expenses, and other operating expenses. The increases were partially offset by a $285 thousand decrease in OREO expenses, net, which resulted from a gain on sale of OREO during the six-month period ending June 30, 2023.

Net interest income increased $83 thousand as total interest income increased $5.0 million, which was almost entirely offset by a $4.9 million increase in total interest expense.  Total interest income increased from interest and fees on loans, which increased from both higher yields and higher average balances, and from interest on deposits in banks, which increased solely from higher yields, as their average balances decreased compared to the same period of the prior year.  The increase in interest expense was attributable to higher interest on deposits. Deposit costs increased from higher interest rates paid on deposit accounts in 2023, as well as a change in the deposit portfolio composition as interest-bearing deposits increased as a percentage of total deposits, while noninterest-bearing deposits decreased.

Noninterest income increased by $171 thousand as a result of higher ATM and check card fees and other operating income. The increases were partially offset by lower brokered mortgage fees.

Provision for credit losses decreased by $300 thousand. For the six-month period of 2023, the provision for credit losses totaled $100 thousand and was comprised of a provision for credit losses on loans, a provision for credit losses on unfunded commitments, and a provision for credit losses on securities held-to-maturity.  For the six-month period of 2022, the provision for credit losses totaled $400 thousand and was attributable to loan growth.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Credit Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles, net gains (loss) on disposal of premises and equipment, other real estate owned (income) expense, net, and merger related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP.   The methodology for determining this measurement may differ among companies.  The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Noninterest expense	$9,158	$8,918	$18,358	$17,562
Add/(Subtract): other real estate owned (income) expense, net	219	(41)	216	(69)
Subtract: amortization of intangibles	(4)	(5)	(9)	(9)
Subtract: loss on disposal of premises and equipment, net	—	—	—	(2)
Subtract: merger related expenses	—	—	—	(20)
	$9,373	$8,872	$18,565	$17,462
Tax-equivalent net interest income	$10,826	$11,372	$22,084	$22,008
Noninterest income	2,884	2,780	5,662	5,491
	$13,710	$14,152	$27,746	$27,499
Efficiency ratio	68.37%	62.69%	66.91%	63.50%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP measures:
Interest income – loans	$11,886	$9,963	$23,398	$19,459
Interest income – investments and other	2,400	1,876	4,416	3,404
Interest expense – deposits	(3,402)	(413)	(5,618)	(753)
Interest expense – subordinated debt	(69)	(69)	(138)	(138)
Interest expense – junior subordinated debt	(67)	(67)	(134)	(134)
Interest expense – other borrowings	(3)	—	(3)	—
Total net interest income	$10,745	$11,290	$21,921	$21,838
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$—	$—	$—	$7
Tax benefit realized on non-taxable interest income – municipal securities	81	82	163	163
Total tax benefit realized on non-taxable interest income	$81	$82	$163	$170
Total tax-equivalent net interest income	$10,826	$11,372	$22,084	$22,008

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

Net Income

Three Month Period Ended June 30, 2023

Net income decreased $330 thousand, or 9%, to $3.5 million, or $0.56 per diluted share, for the three months ended June 30, 2023, compared to $3.8 million, or $0.61 per diluted share, for the same period in 2022. Return on average assets was 1.03% and return on average equity was 12.56% for the second quarter of 2023, compared to 1.08% and 15.04%, respectively, for the same period in 2022.

The decrease in net income resulted from a $545 thousand, or 5%, decrease in net interest income, and a $240 thousand, or 3%, increase in total noninterest expense, which were partially offset by a $104 thousand, or 4%, increase in total noninterest income, and a $300 thousand decrease in the provision for credit losses.

Six Month Period Ended June 30, 2023

Net income decreased $210 thousand, or 2%, to $7.4 million, or $1.17 per diluted share, for the six months ended June 30, 2023, compared to $7.6 million, or $1.21 per diluted share, for the same period in 2022. Return on average assets was 1.09% and return on average equity was 13.39% for the six months ended June 30, 2023, compared to 1.07% and 14.16%, respectively, for the same period in 2022.

The decrease in net income was attributable to a $796 thousand, or 5%, increase in noninterest expenses. The increase in expenses was partially offset by a $83 thousand increase in net interest income, a $171 thousand increase in noninterest income, and a $300 thousand decrease in the provision for credit losses.

Net Interest Income

Three Month Period Ended June 30, 2023

Net interest income decreased by $545 thousand as total interest income increased by $2.4 million, which was offset by a $3.0 million increase in total interest expense. Although both interest income and interest expense increased as a result of the higher interest rate environment in 2023, interest expenses increased more than interest income, comparing the second quarter of 2023 with the same period of the prior year.

Total interest income increased primarily from interest and fees on loans, which resulted from both higher yields and higher average balances, while interest on deposits in banks increased solely from higher yields, as their average balances decreased compared to the same period of the prior year. The yield on loans increased by 51 basis points to 5.17% and the average balance of loans increased to 72% of average earning assets compared to 64% for the same period one year ago.  The yield on interest-bearing deposits in banks increased by 454 basis points to 5.36%, while the average balance decreased to 4% of average earning assets, compared to 9% for the same period of the prior year.

Accretion of PPP income, net of costs, and accretion of discounts on purchased loans, net of premiums, were included in interest and fees on loans. There was no accretion of PPP income in the second quarter of 2023, compared to $35 thousand for the same period of 2022. Net accretion of discounts on purchased loans totaled $194 thousand in the second quarter of 2023 compared to $351 thousand for the second quarter of 2022.

The increase in interest expense was attributable to higher interest on deposits. Deposit costs increased from higher interest rates paid on deposit accounts in 2023, as well as a change in the deposit portfolio composition, as interest-bearing deposits increased as a percentage of total deposits, while noninterest-bearing deposits decreased. Additionally, within the interest-bearing deposit portfolio, higher cost time deposit balances and money market balances increased, while lower cost checking and savings balances decreased. The cost of interest-bearing deposits increased by 143 basis points to 1.62% and the average balance of interest-bearing deposits increased to 68% of total average deposits for the second quarter of 2023, compared to 67% of total average deposits for the same period of the prior year. Average time deposits increased to 13% of total average deposits, compared to 11% of total average deposits for the same period of the prior year.  The total cost of deposits increased to 1.14% for the current period compared to 0.17% for the same period of the prior year.

Six Month Period Ended June 30, 2023

Net interest income increased $83 thousand as total interest income increased $5.0 million and was almost entirely offset by a $4.9 million increase in total interest expense. Interest income and interest expenses increased as a result of the higher interest rate environment in 2023, and the increase in interest income was almost entirely offset by the increase in interest expense, comparing the six-month period of 2023 with the same period of the prior year.

Total interest income increased from interest and fees on loans and from interest on deposits in banks. Interest and fees on loans increased from higher yields and higher average balances. Interest on deposits in banks increased solely from higher yields, as their average balances decreased compared to the same period of the prior year.  The yield on loans increased by 47 basis points to 5.13% and the average balance increased to 72% of total average earning assets, compared to 64% for the same period of the prior year. The yield on interest-bearing deposits in banks increased by 439 basis points to 4.82%, while the average balance decreased to 4% of average earning assets, compared to 11% for the same period of the prior year.

Accretion of PPP income, net of costs, and accretion of discounts on purchased loans, net of premiums, were included in interest and fees on loans. There was no accretion of PPP income for the six months ended June 30, 2023, compared to $358 thousand for the same period of 2022. Net accretion of discounts on purchased loans totaled $339 thousand for the six-month period ended June 30, 2023, compared to $718 thousand for the same period of 2022.

The increase in interest expense was attributable to higher interest rates paid on customer deposits and a change in the deposit portfolio composition. Total average deposits decreased as average interest-bearing deposits decreased by $51.5 million and average noninterest-bearing deposits decreased by $15.6 million. The composition of the deposit portfolio changed and contributed to the higher cost as time deposits increased to 19% of total average interest-bearing deposits, compared to 16% for the same period of the prior year, while all other deposit categories decreased. The cost of interest-bearing deposits increased by 120 basis points to 1.37% for the current period, compared to 0.17% for the same period of the prior year. The total cost of deposits increased to 0.95% for the current period compared to 0.16% for the same period of the prior year.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$255,076	$1,306	2.05%	$296,318	$1,295	1.75%
Tax-exempt (1)	54,193	388	2.87%	55,908	391	2.81%
Restricted	1,803	28	6.06%	1,908	21	4.48%
Total securities	$311,072	$1,722	2.22%	$354,134	$1,707	1.93%
Loans: (2)
Taxable	$922,957	$11,886	5.17%	$858,045	$9,963	4.66%
Tax-exempt (1)	—	—	—	0	0	0.00%
Total loans	$922,957	$11,886	5.17%	$858,045	$9,963	4.66%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits with other institutions	56,799	759	5.36%	122,797	251	0.82%
Total earning assets	$1,290,828	$14,367	4.46%	$1,334,976	$11,921	3.58%
Less: allowance for credit losses on loans	(8,788)			(5,845)
Total non-earning assets	90,741			90,747
Total assets	$1,372,781			$1,419,878
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$269,560	$1,117	1.66%	$300,473	$157	0.21%
Regular savings	178,815	55	0.12%	209,513	26	0.05%
Money market accounts	224,833	1,286	2.29%	220,182	75	0.14%
Time deposits	166,728	944	2.27%	137,924	155	0.45%
Total interest-bearing deposits	$839,936	$3,402	1.62%	$868,092	$413	0.19%
Federal funds purchased	—	—	—%	2	—	0.00%
Subordinated debt	4,996	69	5.56%	4,994	69	5.56%
Junior subordinated debt	9,279	67	2.88%	9,279	67	2.91%
Other borrowings	—	3	0.00%	—	—	—%
Total interest-bearing liabilities	$854,211	$3,541	1.66%	$882,367	$549	0.25%
Non-interest bearing liabilities
Demand deposits	402,488			431,995
Other liabilities	4,165			3,247
Total liabilities	$1,260,864			$1,317,609
Shareholders’ equity	111,917			102,269
Total liabilities and Shareholders’ equity	$1,372,781			$1,419,878
Net interest income		$10,826			$11,372
Interest rate spread			2.80%			3.33%
Cost of funds			1.13%			0.17%
Interest expense as a percent of average earning assets			1.10%			0.16%
Net interest margin			3.36%			3.42%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $81 and $82 thousand for the three months ended June 30, 2023 and 2022, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$257,419	$2,645	2.07%	$257,529	$2,427	1.90%
Tax-exempt (1)	54,548	776	2.87%	58,647	777	2.67%
Restricted	1,854	55	5.95%	1,867	42	4.60%
Total securities	$313,821	$3,476	2.23%	$318,043	$3,246	2.06%
Loans: (2)
Taxable	$919,430	$23,398	5.13%	$841,608	$19,439	4.66%
Tax-exempt (1)	—	—	0.00%	1,106	27	4.49%
Total loans	$919,430	$23,398	5.13%	$842,714	$19,466	4.66%
Federal funds sold	—	—	—	—	—	0.00%
Interest-bearing deposits with other institutions	46,106	1,103	4.82%	150,222	321	0.43%
Total earning assets	$1,279,357	$27,977	4.41%	$1,310,979	$23,033	3.54%
Less: allowance for credit losses on loans	(9,159)			(5,806)
Total non-earning assets	92,328			120,409
Total assets	$1,362,526			$1,425,582
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$273,066	$2,059	1.52%	$295,005	$256	0.17%
Regular savings	186,739	116	0.13%	208,163	51	0.05%
Money market accounts	211,579	2,032	1.94%	233,496	126	0.11%
Time deposits	154,964	1,411	1.84%	140,553	320	0.46%
Total interest-bearing deposits	$826,348	$5,618	1.37%	$877,217	$753	0.17%
Federal funds purchased	3	—	5.16%	2	—	0.00%
Subordinated debt	4,996	138	5.59%	5,708	138	4.89%
Junior subordinated debt	9,279	134	2.89%	9,279	134	2.91%
Other borrowings	111	3	4.91%	—	—	0.00%
Total interest-bearing liabilities	$840,737	$5,893	1.41%	$892,206	$1,025	0.23%
Non-interest bearing liabilities
Demand deposits	406,153			421,785
Other liabilities	4,850			3,904
Total liabilities	$1,251,740			$1,317,895
Shareholders’ equity	110,786			107,686
Total liabilities and Shareholders’ equity	$1,362,526			$1,425,581
Net interest income		$22,084			$22,008
Interest rate spread			3.00%			3.31%
Cost of funds			0.95%			0.16%
Interest expense as a percent of average earning assets			0.93%			0.16%
Net interest margin			3.48%			3.39%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $163 and $170 thousand for the six months ended June 30, 2023 and 2022, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

Three- and Six-Month Periods Ended June 30, 2023

The provision for credit losses totaled $100 thousand for the three- and six-month periods of 2023, which was comprised of a $45 thousand provision on loans, a $44 thousand provision on unfunded commitments, and an $11 thousand provision on held-to-maturity securities. The provision for credit losses on loans resulted primarily from growth of the loan portfolio. Adjustments to the qualitative factors, which were included in the allowance for credit losses on loans, were not considered necessary during the three- or six-month periods ending June 30, 2023.  The provision for credit losses totaled $400 thousand for the same periods of the prior year, which also resulted primarily from growth of the loan portfolio.

Noninterest Income

Three Month Period Ended June 30, 2023

Noninterest income increased $104 thousand, or 4%, to $2.9 million for the second quarter of 2023, compared to the same period of 2022.  ATM and check card fees increased $51 thousand, or 6%, fees for other customer services increased $32 thousand, or 17%, and other operating income increased $66 thousand, or 45%.  These increases were partially offset by a $23 thousand, or 40%, decrease in brokered mortgage fees.

The increases in ATM and check card fees, and fees for other customer services were favorably impacted by an increase in customer transactions. The increase in other operating income was a result of income earned from an investment in a small business investment company partnership in the second quarter of 2023.  Brokered mortgage fees decreased from a reduction in the number of mortgage loans originated.

Six Month Period Ended June 30, 2023

Total noninterest income increased $171 thousand, or 3%, for the six months ended June 30, 2023, compared to the same period of 2022.  The increase resulted primarily from a $101 thousand, or 7%, increase in ATM and check card fees and a $199 thousand increase in other operating income, which were partially offset by a $117 thousand decrease in income from brokered mortgage fees. An increase in customer transactions favorably impacted ATM and check card fees. The increase in other operating income was attributable to a death benefit payment received from a bank-owned life insurance policy.

Noninterest Expense

Three Month Period Ended June 30, 2023

Noninterest expense increased $240 thousand, or 3%, to $9.2 million for the three-month period ended June 30, 2023, compared to the same period one year ago. The increase was primarily attributable to a $103 thousand, or 2%, increase in salaries and employee benefits, a $41 thousand increase in legal and professional fees, a $78 thousand increase in ATM and check card expense, an $80 thousand increase in FDIC assessment, and a $173 thousand increase in other operating expense. These increases were partially offset by a $260 thousand decrease in OREO expense, net, which resulted from a gain on the sale of other real estate during the current period.

Legal and professional fees were higher than in the prior four quarters and resulted primarily from the resolution of an impaired loan relationship during the current period. ATM and check card expense increased primarily from a higher volume of customer transactions. The FDIC assessment expense increased as the FDIC adjusted assessment rates for banks, and the adjustment was recognized in the second quarter of 2023. FDIC assessment is expected to total approximately $150 thousand per quarter for the remainder of 2023.  Other operating expenses increased primarily from recruiting costs and education expense in the current period.

Six Month Period Ended June 30, 2023

Noninterest expense increased $796 thousand, or 5%, to $18.4 million for the six-month period ended June 30, 2023, compared to the same period one year ago. The increase was primarily attributable to a $325 thousand, or 3% increase in salaries and employee benefits, a $142 thousand, or 38%, increase in marketing, a $175 thousand, or 27%, increase in ATM and check card expense, and a $355 thousand, or 20%, increase in other operating expenses. These increases were partially offset by a $285 thousand decrease in OREO expense, net, which resulted from gains on the sale of other real estate during the current period.

Marketing expenses increased from additional advertising and active promotion initiatives in the current period, compared with the same period of the prior year. ATM and check card expense increased primarily from a higher volume of customer transactions. Other operating expenses increased primarily from recruiting costs and education expense in the current period.

Income Taxes

Three Month Period Ended June 30, 2023

Income tax expense decreased $51 thousand for the second quarter of 2023, compared to the same period one year ago. The effective tax rate for the second quarter of 2023 was 19.8% compared to 19.3% for the same period in 2022. The increased effective tax rate for 2023 was the result of lower non-deductible expenses in 2023 compared to 2022. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended June 30, 2023, and 2022. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Six Month Period Ended June 30, 2023

Income tax expense decreased $32 thousand, or 1.8%, for the first six months of 2023 compared with the same period in 2022.  The effective tax rate for the first six months of 2023 was 19.4% compared with 19.2% for the same period in 2022. Like the three month period ended June 30, 2023, the increased effective tax rate for 2023 was also the result of lower non-deductible expenses in 2023 compared to 2022.

Financial Condition

General

Assets totaled $1.4 billion on June 30, 2023, which was an increase of $4.8 million from December 31, 2022. The asset composition changed during the first six months of the year as interest-bearing deposits in banks increased by $8.2 million, and loans, net of the allowance for credit losses, increased by $8.3 million, while cash and due from banks decreased by $3.1 million and total securities decreased by $7.6 million.

Total liabilities increased by $341 thousand during the six-month period ended June 30, 2023, as total deposits increased by $1.0 million, and was partially offset by accrued interest payable and other liabilities, which decreased by a total of $696 thousand. Although total deposits increased slightly, the composition of deposits changed materially as noninterest-bearing deposits and savings and interest-bearing deposits decreased $31.2 million and $7.1 million, respectively, while time deposits increased $39.4 million. The change in composition of the deposit portfolio during the period was attributable to the higher interest rates paid on time deposits compared to the other deposit products.

Total shareholders’ equity increased by $4.5 million during the first six months of 2023, primarily from a $3.5 million increase in retained earnings and a $1.1 million decrease in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to lower unrealized losses in the available-for-sale securities portfolio. Retained earnings increased from $7.4 million of net income, which was partially offset by $1.9 million of cash dividends on common stock and a $2.0 million decrease from the adoption of CECL on January 1, 2023. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $930.2 million at June 30, 2023, which was a $9.7 million, or 2% annualized, increase from December 31, 2022, and a $50.1 million, or 6%, increase over June 30, 2022. The growth in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 36%, 45%, and 12% of the loan portfolio, respectively, at June 30, 2023.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $225 thousand at June 30, 2023   There were no loans greater than 90 days past due and still accruing at December 31, 2022. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $722 thousand and $2.9 million at June 30, 2023 and December 31, 2022, representing approximately 0.05% and 0.21% of total assets, respectively.  OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in bank operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $45 thousand in unimproved real estate classified as OREO at June 30, 2023 and $185 thousand at December 31, 2022.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of June 30, 2023

On June 30, 2023 79% of non-performing assets were comprised of residential real estate loans.  Additionally, 7% was comprised of OREO.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.2 million and $2.3 million at June 30, 2023 and December 31, 2022, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical losses, past due percentages, internally generated loan quality reports, and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for credit losses, see “Critical Accounting Policies” above.

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

On June 30, 2023 securities totaled $310.2 million, a decrease of $7.7 million, or 2.4%, from $317.8 million at December 31, 2022. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2023, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $68 thousand and $99 thousand at  June 30, 2023 and December 31, 2022, respectively. Gross unrealized losses in the available for sale portfolio totaled $23.2 million and $24.0 million at June 30, 2023 and December 31, 2022, respectively. Gross unrealized gains in the held to maturity portfolio totaled $28 thousand and $0 at June 30, 2023 and December 31, 2022, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $12.0 million and $11.4 million at June 30, 2023 and December 31, 2022, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2022 to June 30, 2023 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and an unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $821 thousand, or $649 thousand net of tax, for the first six months of 2023. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

Deposits

Deposits totaled $1.2 billion on June 30, 2023, which was a $1.0 million increase from December 31, 2022, and a $53.8 million, or 4%, decrease from June 30, 2022. The composition of the deposit portfolio has changed compared to prior periods. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 32%, 54%, and 15%, of total deposits, respectively on June 30, 2023, compared to 34%, 55%, and 11% on December 31, 2022, and 33%, 56%, and 10%, on June 30, 2022. The largest change in the composition of the portfolio has been from time deposits. Time deposits have recently been paying the highest interest rate of the Bank’s products, and as a result, the change in the composition of the portfolio has increased the cost of deposits, in addition to the increases in interest rates paid on several deposit products in more recent periods.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program, and available lines of credit totaled $561.7 million on June 30, 2023, and $417.2 million on December 31, 2022.

The Bank maintains liquidity to fund loan growth and meet the potential demand from its deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $343.0 million on June 30, 2023, and $261.7 million on December 31, 2022. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $257.7 million on June 30, 2023, and $185.3 million on December 31, 2022.

The Bank also has access to off-balance sheet liquidity through its available lines of credit from other institutions, which totaled $346.7 million at June 30, 2023, $287.3 million at December 31, 2022, and $379.0 million at June 30, 2022. The available lines of credit were comprised of secured and unsecured lines of credit. The Bank had no borrowings on the lines of credit at June 30, 2023, December 31, 2022, or March 31, 2022.

Capital Resources

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses. The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement and is not obligated to report consolidated regulatory capital.

The Bank is subject to capital rules adopted by federal bank regulators that implemented the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the Basel Committee), and certain changes required by the Dodd-Frank Act.

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer , which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2023:

First Bank
Total capital to risk-weighted assets	14.88%
Tier 1 capital to risk-weighted assets	13.93%
Common equity Tier 1 capital to risk-weighted assets	13.93%
Tier 1 capital to average assets	9.72%
Capital conservation buffer ratio(1)	6.88%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2023 and December 31, 2022.

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could repurchase up to $5.0 million of its outstanding common stock through December 31, 2023.  The Company repurchased 33,858 shares under this plan during the first six months of 2023 at an average price of $14.96 per share.

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

Commitments to extend credit, which amounted to $175.0 million at June 30, 2023, and $158.3 million at December 31, 2022, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  The Company recorded an additional provision for credit losses for unfunded commitments of $44 thousand during the three months ended June 30, 2023.  At June 30 2023, the liability for credit losses on off-balance sheet exposures included in other liabilities was $197 thousand.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2023 and December 31, 2022, the Bank had $21.1 million and $18.0 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At June 30, 2023, the cash flow hedges had a fair value of $2.5 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

The following table summarizes the Company's purchases of its common stock during the three months ended June 30, 2023 (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
April 1, 2023 - April 30, 2023	8,572	$15.21	8,572	$4,844,645
May 1, 2023 - May 31, 2023	18,678	14.51	18,678	4,573,588
June 1, 2023 - June 30, 2023	5,051	15.86	5,051	4,493,502
	32,301	$14.91	32,301	$4,493,502

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

10.1	First National Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A of First National Corporation's proxy statement for the 2023 annual meeting of Shareholders, filed March 31, 2023).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 14, 2023
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 14, 2023
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer