Form 10-Q
period 2023-09-30
FIRST NATIONAL CORP /VA/
filed 2023-11-13
CIK 719402

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2023, 6,260,934 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2023	2022*
Assets
Cash and due from banks	$17,168	$20,784
Interest-bearing deposits in banks	32,931	46,130
Securities available for sale, at fair value	148,175	162,907
Securities held to maturity, at amortized cost (net of allowance for credit losses of $131 at September 30, 2023)	149,948	153,158
Restricted securities, at cost	2,077	1,908
Loans, net of allowance for credit losses, 2023, $8,896; 2022, $7,446	943,603	913,077
Other real estate owned, net of valuation allowance	—	184
Premises and equipment, net	21,363	21,876
Accrued interest receivable	4,502	4,543
Bank owned life insurance	24,734	24,531
Goodwill	3,030	3,030
Core deposit intangibles, net	122	136
Other assets	18,567	17,119
Total assets	$1,366,220	$1,369,383

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$403,774	$427,344
Savings and interest-bearing demand deposits	646,980	677,139
Time deposits	184,419	136,849
Total deposits	$1,235,173	$1,241,332
Subordinated debt, net of issuance cost	4,997	4,995
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,792	5,417
Total liabilities	$1,254,241	$1,261,023

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2023, 6,260,934 shares; 2022, 6,264,912 shares	7,826	7,831
Surplus	32,840	32,716
Retained earnings	95,988	90,284
Accumulated other comprehensive loss, net	(24,675)	(22,471)
Total shareholders’ equity	$111,979	$108,360
Total liabilities and shareholders’ equity	$1,366,220	$1,369,383

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$12,640	$10,759	$36,038	$30,218
Interest on deposits in banks	338	380	1,441	701
Interest and dividends on securities:
Taxable interest	1,323	1,323	3,968	3,750
Tax-exempt interest	304	307	917	921
Dividends	26	23	81	65
Total interest and dividend income	$14,631	$12,792	$42,445	$35,655
Interest Expense
Interest on deposits	$3,810	$927	$9,428	$1,680
Interest on subordinated debt	69	70	207	208
Interest on junior subordinated debt	69	68	203	202
Interest on other borrowings	—	—	3	—
Total interest expense	$3,948	$1,065	$9,841	$2,090
Net interest income	$10,683	$11,727	$32,604	$33,565
Provision for credit losses	100	200	200	600
Net interest income after provision for credit losses	$10,583	$11,527	$32,404	$32,965
Noninterest Income
Service charges on deposit accounts	$733	$708	$2,062	$2,015
ATM and check card fees	976	915	2,624	2,462
Wealth management fees	811	739	2,336	2,302
Fees for other customer services	122	180	538	601
Brokered mortgage fees	38	72	73	224
Income from bank owned life insurance	175	166	459	441
Other operating income	198	247	623	473
Total noninterest income	$3,053	$3,027	$8,715	$8,518
Noninterest Expense
Salaries and employee benefits	$5,505	$5,174	$16,040	$15,384
Occupancy	534	539	1,586	1,656
Equipment	598	546	1,756	1,725
Marketing	204	211	720	585
Supplies	128	117	423	384
Legal and professional fees	439	361	1,204	1,075
ATM and check card expense	440	332	1,265	982
FDIC assessment	161	109	479	393
Bank franchise tax	262	238	778	692
Data processing expense	266	243	720	700
Amortization expense	5	6	14	15
Other real estate owned (income) expense, net	15	14	(201)	83
Other operating expense	1,227	1,193	3,358	2,971
Total noninterest expense	$9,784	$9,083	$28,142	$26,645

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Income before income taxes	$3,852	$5,471	$12,977	$14,838
Income tax expense	731	1,017	2,502	2,820
Net income	$3,121	$4,454	$10,475	$12,018
Earnings per common share
Basic	$0.50	$0.71	$1.67	$1.92
Diluted	$0.50	$0.71	$1.67	$1.92

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income	$3,121	$4,454	$10,475	$12,018
Other comprehensive income (loss), net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax ($1,080) and $155 for the three months and ($925) and ($6,225) for the nine months ended September 30, 2023 and 2022, respectively	(4,063)	581	(3,480)	(23,424)
Unrealized holding losses on securities transferred from available for sale to held to maturity, net of tax ($1,605) for the three months and nine months ended September 31, 2022	—	(6,036)	—	(6,036)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $86 and $0 for the three months and $258 and $0 for the nine months ended September 30, 2023 and 2022, respectively	323	—	972	—
Change in fair value of cash flow hedges, net of tax $113 and $106 for the three months and $82 and $373 for the nine months ended September 30, 2023 and 2022, respectively	424	404	304	1,409
Total other comprehensive (loss)	(3,316)	(5,051)	(2,204)	(28,051)
Total comprehensive (loss) income	$(195)	$(597)	$8,271	$(16,033)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$10,475	$12,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,195	1,118
Amortization of core deposit intangibles	14	14
Amortization of debt issuance costs	2	2
Provision for credit losses on loans	166	600
(Recovery of) credit losses on securities held to maturity	(2)	—
Provision for credit losses on unfunded commitments	36	—
Net (gain) loss on sale of other real estate owned	(233)	33
Increase in cash value of bank owned life insurance	(459)	(441)
Accretion of discounts and amortization of premiums on securities, net	746	891
Accretion of premium on time deposits	(68)	(159)
Accretion of certain acquisition-related loan discounts, net	(510)	(1,013)
Stock-based compensation	681	728
Excess tax benefits on stock-based compensation	4	3
(Gain) loss on disposal of premises and equipment, net	(3)	4
Deferred income tax expense	323	46
Changes in assets and liabilities:
Decrease (increase) in interest receivable	41	(344)
(Increase) decrease in other assets	(284)	3,513
(Decrease) in accrued interest payable and other liabilities	(814)	(176)
Net cash provided by operating activities	$11,310	$16,837
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$9,623	$21,556
Proceeds from maturities, calls, and principal payments of securities held to maturity	6,359	7,086
Purchases of securities available for sale	—	(21,147)
Purchases of restricted securities	(274)	—
Purchases of securities held to maturity	(2,092)	(54,038)
Net redemption (purchase) of restricted securities	105	(95)
Purchase of premises and equipment	(682)	(596)
Proceeds from sale of premises and equipment	3	—
Proceeds from sale of other real estate owned	417	421
Proceeds from cash value of bank owned life insurance	256	360
Net (increase) in loans	(32,368)	(80,401)
Net cash (used in) investing activities	$(18,653)	$(126,854)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(53,729)	$29,090
Net increase (decrease) in time deposits	47,638	(11,637)
Repayment of subordinated debt	—	(5,000)
Cash dividends paid on common stock, net of reinvestment	(2,699)	(2,474)
Repurchase of common stock, stock incentive plan	(114)	(183)
Repurchase of common stock, stock repurchase plan	(568)	—
Net cash (used in) provided by financing activities	$(9,472)	$9,796
Decrease in cash and cash equivalents	$(16,815)	$(100,221)
Cash and Cash Equivalents
Beginning	$66,914	$176,006
Ending	$50,099	$75,785
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,405	$2,285
Income taxes	$2,726	$2,265
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized losses on securities available for sale	$(4,405)	$(29,649)
Unrealized losses on securities transferred from available for sale to held to maturity	$—	$(7,641)
Fair value of securities transferred from available for sale to held to maturity	$—	$74,416
Change in fair value of cash flow hedges	$386	$1,782
Transfer from premises and equipment to other real estate owned, net	$—	$(184)
Issuance of common stock, dividend reinvestment plan	$120	$152

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2022	$7,815	$32,398	$82,804	$(22,702)	$100,315
Net income	—	—	4,454	—	4,454
Other comprehensive loss	—	—	—	(5,051)	(5,051)
Cash dividends on common stock ($0.14 per share)	—	—	(876)	—	(876)
Stock-based compensation	—	187	—	—	187
Issuance of 2,733 shares common stock, dividend reinvestment plan	4	44	—	—	48
Issuance of 7,500 shares common stock, stock incentive plan	9	(9)	—	—	—
Balance, September 30, 2022	$7,828	$32,620	$86,382	$(27,753)	$99,077

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2023	$7,813	$32,601	$93,805	$(21,359)	$112,860
Net income	—	—	3,121	—	3,121
Other comprehensive loss	—	—	—	(3,316)	(3,316)
Cash dividends on common stock ($0.15 per share)	—	—	(938)	—	(938)
Stock-based compensation	—	274	—	—	274
Issuance of 2,295 shares of common stock, dividend reinvestment plan	3	37	—	—	40
Repurchase of 6,495 shares of common stock, stock incentive plan	15	(15)	—	—	—
Repurchase of 3,674 shares of common stock, stock repurchase plan	(5)	(57)	—	—	(62)
Balance, September 30, 2023	$7,826	$32,840	$95,988	$(24,675)	$111,979

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	12,018	—	12,018
Other comprehensive loss	—	—	—	(28,051)	(28,051)
Cash dividends on common stock ($0.42 per share)	—	—	(2,626)	—	(2,626)
Stock-based compensation	—	728	—	—	728
Issuance of 7,853 shares common stock, dividend reinvestment plan	10	142	—	—	152
Issuance of 34,634 shares common stock, stock incentive plan	43	(43)	—	—	—
Repurchase of 8,283 shares common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, September 30, 2022	$7,828	$32,620	$86,382	$(27,753)	$99,077

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,952)	—	(1,952)
Net income	—	—	10,475	—	10,475
Other comprehensive (loss)	—	—	—	(2,204)	(2,204)
Cash dividends on common stock ($0.45 per share)	—	—	(2,819)	—	(2,819)
Stock-based compensation	—	681	—	—	681
Issuance of 7,047 shares common stock, dividend reinvestment plan	9	111	—	—	120
Issuance of 33,002 shares common stock, stock incentive plan	41	(41)	—	—	—
Repurchase of 6,495 shares common stock, stock incentive plan	(8)	(106)	—	—	(114)
Repurchase of 37,532 shares common stock, stock repurchase plan	(47)	(521)	—	—	(568)
Balance, September 30, 2023	$7,826	$32,840	$95,988	$(24,675)	$111,979

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2023 and December 31, 2022, the statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, the cash flows for the nine months ended September 30, 2023 and 2022, and the changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

The Company adopted ASC 326 using the prospective transition approach for purchase credit deteriorated (PCD) assets that were previously classified as purchase credit impaired (PCI) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  As of September 30, 2023, the Company had no loans classified as PCD.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company recorded an allowance for credit losses on held-to-maturity securities of $132 thousand upon adoption of ASC 326.  During the three months ended September 30, 2023, the Company recorded a recovery of credit losses on held-to-maturity securities of $12 thousand.   The allowance for credit losses on held-to-maturity securities was $131 as of September 30, 2023.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled $786 thousand at September 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

The Company has elected to exclude the accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $3.1 million on loans and $593 thousand on held-to-maturity securities at  September 30, 2023 and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

ASU 2022-02:  On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures."  ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standards (ASU 2016-13) that introduced the CECL model.  The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings by creditors when a borrower is experiencing financial difficulty.  In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.  The Company adopted the standard prospectively and it did not have a material impact on the financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,474	$—	$(1,361)	$11,113	$—
U.S. agency and mortgage-backed securities	99,894	60	(15,660)	84,294	—
Obligations of states and political subdivisions	64,131	4	(11,367)	52,768	—
Total securities available for sale	$176,499	$64	$(28,388)	$148,175	$—
Securities held to maturity:
U.S. Treasury securities	$38,862	$—	$(734)	$38,128	$—
U.S. agency and mortgage-backed securities	96,563	—	(12,216)	84,347	—
Obligations of states and political subdivisions	11,654	—	(1,706)	9,948	—
Corporate debt securities	3,000	—	(564)	2,436	(131)
Total securities held to maturity	$150,079	$-	$(15,220)	$134,859	$(131)
Total securities	$326,578	$64	$(43,608)	$283,034	$(131)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$12,468	$—	$(1,239)	$11,229
U.S. agency and mortgage-backed securities	109,972	95	(13,149)	96,918
Obligations of states and political subdivisions	64,386	4	(9,630)	54,760
Total securities available for sale	$186,826	$99	$(24,018)	$162,907
Securities held to maturity:
U.S. Treasury securities	$38,211	$—	$(568)	$37,643
U.S. agency and mortgage-backed securities	99,374	—	(9,189)	90,185
Obligations of states and political subdivisions	12,573	—	(1,252)	11,321
Corporate debt securities	3,000	—	(352)	2,648
Total securities held to maturity	$153,158	$—	$(11,361)	$141,797
Total securities	$339,984	$99	$(35,379)	$304,704

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,113	$(1,361)	$11,113	$(1,361)
U.S. agency and mortgage-backed securities	2,065	(37)	77,201	(15,623)	79,266	(15,660)
Obligations of states and political subdivisions	7,753	(382)	44,511	(10,985)	52,264	(11,367)
Total securities available for sale	$9,818	$(419)	$132,825	$(27,969)	$142,643	$(28,388)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,041	$(932)	$2,188	$(307)	$11,229	$(1,239)
U.S. agency and mortgage-backed securities	27,282	(1,945)	62,342	(11,204)	89,624	(13,149)
Obligations of states and political subdivisions	24,689	(2,581)	26,362	(7,049)	51,051	(9,630)
Total securities available for sale	$61,012	$(5,458)	$90,892	$(18,560)	$151,904	$(24,018)
Securities held to maturity:
U.S. Treasury securities	$19,302	$(258)	$18,342	$(310)	$37,644	$(568)
U.S. agency and mortgage-backed securities	58,019	(6,848)	32,167	(2,341)	90,186	(9,189)
Obligations of states and political subdivisions	8,648	(1,008)	2,672	(244)	11,320	(1,252)
Corporate debt securities	2,648	(352)	—	—	2,648	(352)
Total securities held to maturity	$88,617	$(8,466)	$53,181	$(2,895)	$141,798	$(11,361)
Total securities	$149,629	$(13,924)	$144,073	$(21,455)	$293,702	$(35,379)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $786 thousand and $593 thousand, respectively, at September 30, 2023.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At September 30, 2023, there were three out of three U.S. Treasury securities, 94 out of 107 U.S. agency and mortgage-backed securities, and 97 out of 104 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade. The weighted-average re-pricing term of the portfolio was 5.9 years at September 30, 2023. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2022. The weighted-average re-pricing term of the portfolio was 6.5 years at December 31, 2022. The unrealized losses at September 30, 2023 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $1.2 million for the first nine months of 2023. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities at September 30, 2023 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$760	$757	$20,828	$20,642
Due after one year through five years	23,027	21,026	28,993	27,586
Due after five years through ten years	37,962	33,340	23,514	20,658
Due after ten years	114,750	93,052	76,744	65,973
	$176,499	$148,175	$150,079	$134,859

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

The composition of restricted securities at September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30, 2023	December 31, 2022
Federal Home Loan Bank stock	$965	$796
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$2,077	$1,908

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $642 thousand and $599 thousand at September 30, 2023 and December 31, 2022, respectively.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2023, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
September 30, 2023
Aaa	$38,862	$22,877	$2,812	$—	$64,551
Aa1 / Aa2 / Aa3	—	—	8,842	—	8,842
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	73,686	—	—	73,686
Total	$38,862	$96,563	$11,654	$3,000	$150,079
December 31, 2022
Aaa	$38,211	$22,706	$3,126	$—	$64,043
Aa1 / Aa2 / Aa3	—	—	9,447	—	9,447
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	76,668	—	—	76,668
Total	$38,211	$99,374	$12,573	$3,000	$153,158

________________________________________

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following table summarizes the change in the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2023.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2022	$—	$—	$—	$—	$—
Adjustment for adoption of ASU 2016-13	—	—	—	134	134
Provision for credit losses	—	—	—	10	10
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	(13)	(13)
Balance, September 30, 2023	$—	$—	$—	$131	$131

At September 30, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  September 30, 2023.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate loans:
Construction and land development	$50,405	$51,840
Secured by 1-4 family residential	340,773	331,421
Other real estate loans	433,177	418,456
Commercial and industrial loans	117,130	111,225
Consumer and other loans	11,014	7,581
Total loans	$952,499	$920,523
Allowance for credit losses	(8,896)	(7,446)
Loans, net	$943,603	$913,077

Net deferred loan fees included in the above loan categories were $929 thousand and $838 thousand at September 30, 2023 and December 31, 2022, respectively. Consumer and other loans included $368 thousand and $197 thousand of demand deposit overdrafts at September 30, 2023 and December 31, 2022, respectively.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  September 30, 2023 was $2.0 million.  The outstanding principal balance and the carrying amount at  September 30, 2023 and December 31, 2022 of loans acquired in business combinations were as follows:

	September 30, 2023	December 31, 2022
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$166,349	$187,017

Carrying amount
Real estate loans:
Construction and land development	$8,450	$9,823
Secured by 1-4 family residential	36,405	42,915
Other real estate loans	95,313	103,521
Commercial and industrial loans	20,681	24,661
Consumer and other loans	3,472	3,560
Total acquired loans	$164,321	$184,480

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$39	$39	$50,366	$50,405	$39	$—
Secured by 1-4 family residential	1,242	58	534	1,834	338,939	340,773	546	368
Other real estate loans	—	—	62	62	433,115	433,177	67	—
Commercial and industrial	83	—	—	83	117,047	117,130	2,464	—
Consumer and other loans	10	2	2	14	11,000	11,014	—	2
Total	$1,335	$60	$637	$2,032	$950,467	$952,499	$3,116	$370

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$115	$20	$1,045	$1,180	$50,660	$51,840	$1,045	$—
Secured by 1-4 family residential	1,033	60	207	1,300	330,121	331,421	530	—
Other real estate loans	109	—	—	109	418,347	418,456	13	—
Commercial and industrial	31	130	1,085	1,246	109,979	111,225	1,085	—
Consumer and other loans	26	25	—	51	7,530	7,581	—	—
Total	$1,314	$235	$2,337	$3,886	$916,637	$920,523	$2,673	$—

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023 (in thousands).

	September 30, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Pass	$2,625	$3,311	$7,824	$2,613	$2,127	$3,290	$28,576	$50,366
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	39	—	39
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$2,625	$3,311	$7,824	$2,613	$2,127	$3,329	$28,576	$50,405

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$32,461	$78,044	$65,455	$42,454	$33,258	$78,826	$9,438	$339,936
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	98	19	—	—	720	—	837
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$32,461	$78,142	$65,474	$42,454	$33,258	$79,546	$9,438	$340,773

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other real estate loans
Pass	$34,365	$93,010	$87,799	$42,599	$40,686	$123,320	$11,331	$433,110
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	67	67
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$34,365	$93,010	$87,799	$42,599	$40,686	$123,320	$11,398	$433,177

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$21,279	$30,216	$25,491	$4,373	$5,135	$8,729	$18,050	$113,273
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,870	—	100	—	887	—	3,857
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$21,279	$33,086	$25,491	$4,473	$5,135	$9,616	$18,050	$117,130

Current period gross write-offs	$—	$—	$—	$624	$—	$253	$—	$877

Consumer and other loans
Pass	$2,625	$1,408	$395	$1,505	$2,222	$29	$2,830	$11,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$2,625	$1,408	$395	$1,505	$2,222	$29	$2,830	$11,014

Current period gross write-offs	$273	$55	$3	$14	$3	$3	$—	$351

The following tables provide an analysis of the credit risk profile of each loan class as of  December 31, 2022 (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$50,795	$—	$1,045	$—	$51,840
Secured by 1-4 family residential	330,590	—	831	—	331,421
Other real estate loans	416,559	1,884	13	—	418,456
Commercial and industrial	110,065	75	1,085	—	111,225
Consumer and other loans	7,581	—	—	—	7,581
Total	$915,590	$1,959	$2,974	$—	$920,523

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  September 30, 2023, December 31, 2022 and September 30, 2022, the activity in the Allowance for Credit Losses on Loans (ACLL) (previously Allowance for Loan Losses) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	September 30, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	—	—	(877)	(351)	(1,228)
Recoveries	1	13	13	145	154	326
Provision for (recovery of) credit losses	68	(97)	(179)	165	209	166
Ending Balance, September 30, 2023	$302	$2,433	$5,145	$920	$96	$8,896
Ending Balance:
Individually evaluated	—	—	—	307	—	307
Collectively evaluated	302	2,433	5,145	613	96	8,589
Loans:
Ending Balance	$50,405	$340,773	$433,177	$117,130	$11,014	$952,499
Individually evaluated	39	546	67	2,464	—	3,116
Collectively evaluated	50,366	340,227	433,110	114,666	11,014	949,383

	December 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	(32)	(491)	(529)
Recoveries	10	19	15	145	226	415
Provision for (recovery of) loan losses	191	18	364	1,043	234	1,850
Ending Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Ending Balance:
Individually evaluated for impairment	—	—	—	888	—	888
Collectively evaluated for impairment	546	1,108	3,609	986	309	6,558
Loans:
Ending Balance	$51,840	$331,421	$418,456	$111,225	$7,581	$920,523
Individually evaluated for impairment	1,045	530	13	1,085	—	2,673
Collectively evaluated for impairment	50,795	330,891	418,443	110,140	7,581	917,850

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	—	(387)	(393)
Recoveries	10	15	12	144	194	375
Provision for (recovery of) loan losses	99	(22)	331	69	123	600
Ending Balance, September 30, 2022	$454	$1,064	$3,573	$931	$270	$6,292
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	454	1,064	3,573	931	270	6,292
Loans:
Ending Balance	$51,352	$317,414	$417,504	$112,145	$8,099	$906,514
Individually evaluated for impairment	—	549	17	—	—	566
Collectively evaluated for impairment	51,352	316,865	417,487	112,145	8,099	905,948

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Real estate loans:
Construction and land development	$39	$—	$39	$1,045
Secured by 1-4 family residential	546	—	546	530
Other real estate loans	67	—	67	13
Commercial and industrial	—	2,464	2,464	1,085
Total	$652	$2,464	$3,116	$2,673

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

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance as of and for the periods ended  December 31, 2022 and September 30, 2022, were as follows (in thousands):

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

For the nine months ended September 30, 2023 and 2022, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	September 30, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$39	$—	$39
Secured by 1-4 family residential	546	—	546
Other real estate loans	67	—	67
Commercial and industrial	—	2,464	2,464
Total	$652	$2,464	$3,116

At September 30, 2023, there was an allowance for credit losses of $307 thousand on collateral-dependent loans.

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

The following table shows the amortized cost basis as of  September 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	64	0.02%	Converted HELOC to 15 year term loan.
Other real estate loans	—	0.00%
Commercial and industrial	2,464	2.10%	Decrease in loan payment
Total	$2,528	2.12%

	Principal Forgiveness
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	17	0.01%	Reduced the amortized cost basis of the loan by $29 thousand.
Other real estate loans	—	0.00%
Commercial and industrial	—	0.00%
Total	$17	0.01%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the nine months ended September 30, 2023 and 2022, there were no payment defaults of modified loans that were modified during the previous twelve months.   At September 30, 2023, there was an allowance for credit losses of $307 thousand on modified loans.

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

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  For the three months ended September 30, 2023, the Company recorded a recovery of credit losses for unfunded commitments of $8 thousand.  At September 30, 2023, the liability for credit losses on off-balance-sheet exposures included in other liabilities was $189 thousand.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Numerator):
Net income	$3,121	$4,454	$10,475	$12,018
(Denominator):
Weighted average shares outstanding – basic	6,256,663	6,257,040	6,266,707	6,248,847
Potentially dilutive common shares – restricted stock units	14,688	7,067	9,795	6,121
Weighted average shares outstanding – diluted	6,271,351	6,264,107	6,276,502	6,254,968
Income per common share
Basic	$0.50	$0.71	$1.67	$1.92
Diluted	$0.50	$0.71	$1.67	$1.92

Restricted stock units for 603 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended  September 30, 2023 because they were antidilutive.  There were no antidilutive shares of common stock for the three and nine months ended September 30, 2023 and 2022.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands).

		Fair Value Measurements at September 30, 2023
Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,113	$—	$11,113	$—
U.S. agency and mortgage-backed securities	84,294	—	84,294	—
Obligations of states and political subdivisions	52,768	—	52,768	—
Total securities available for sale	$148,175	$—	$148,175	$—
Derivatives - cash flow hedges	3,065	—	3,065	—
Total assets	$151,240	$—	$151,240	$—

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,229	$—	$11,229	$—
U.S. agency and mortgage-backed securities	96,918	—	96,918	—
Obligations of states and political subdivisions	54,760	—	54,760	—
Total securities available for sale	$162,907	$—	$162,907	$—
Derivatives - cash flow hedges	2,679	—	2,679	—
Total assets	$165,586	$—	$165,586	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans at September 30, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2023
Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,116	$—	$—	$3,116

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$184	$—	$—	$184
Impaired loans, net	197	—	—	197

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$3,116	Property appraisals	Selling cost	6.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$184	Property appraisals	Selling cost	10.00%
Impaired loans, net	197	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements at September 30, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$50,099	$50,099	$—	$—	$50,099
Securities available for sale	148,175	—	148,175	—	148,175
Securities held to maturity, net	149,948	—	134,728	—	134,728
Restricted securities	2,077	—	2,077	—	2,077
Loans, net	943,603	—	—	901,921	901,921
Bank owned life insurance	24,734	—	24,734	—	24,734
Accrued interest receivable	4,502	—	4,502	—	4,502
Derivatives - cash flow hedges	3,065	—	3,065	—	3,065
Financial Liabilities
Deposits	$1,235,173	$—	1,050,754	179,959	$1,230,713
Subordinated debt	4,997	—	—	5,161	5,161
Junior subordinated debt	9,279	—	—	6,290	6,290
Accrued interest payable	667	—	667	—	667

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$66,914	$66,914	$—	$—	$66,914
Securities available for sale	162,907	—	162,907	—	162,907
Securities held to maturity, net	153,158	—	141,797	—	141,797
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	913,077	—	—	880,473	880,473
Bank owned life insurance	24,531	—	24,531	—	24,531
Accrued interest receivable	4,543	—	4,543	—	4,543
Derivatives - cash flow hedges	2,679	—	2,679	—	2,679
Financial Liabilities
Deposits	$1,241,332	$—	$1,104,483	$131,304	$1,235,787
Subordinated debt	4,995	—	—	5,267	5,267
Junior subordinated debt	9,279	—	—	6,067	6,067
Accrued interest payable	163	—	163	—	163

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

Compensation expense related to stock awards totaled $202 thousand and $402 thousand for the three months and nine months ended September 30, 2023, respectively.  Compensation expense related to stock awards totaled $130 thousand and $481 thousand for the three months and nine months ended September 30, 2022, respectively.

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

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Nine Months Ended
	September 30, 2023
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	29,181	$20.31
Granted	23,727	16.56
Vested	(11,401)	19.20
Forfeited	—	—
Unvested, end of period	41,507	$18.47

At September 30, 2023, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $422 thousand. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the three months ended September 30, 2023 and 2022 totaled $72 thousand and $56 thousand, respectively.  Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2023 and 2022 totaled $279 thousand and $247 thousand, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(24,450)	$1,748	$(22,702)
Unrealized holding losses (net of tax, $155)	581	—	581
Unrealized holding losses transferred from available for sale to held to maturity (net of tax and amortization of ($1,605) and ($157), respectively)	(6,036)	—	(6,036)
Change in fair value of cash flow hedge (net of tax, $106)	—	404	404
Change during period	(5,455)	404	(5,051)
Balance at September 30, 2022	$(29,905)	$2,152	$(27,753)
Balance at June 30, 2023	$(23,355)	$1,996	$(21,359)
Unrealized holding losses (net of tax, ($1,080))	(4,063)	—	(4,063)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $86)	323	—	323
Change in fair value of cash flow hedge (net of tax, $113)	—	424	424
Change during period	(3,740)	424	(3,316)
Balance at September 30, 2023	$(27,095)	$2,420	$(24,675)

	Net Unrealized (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($6,225))	(23,424)	—	(23,424)
Unrealized holding losses transferred from available for sale to held to maturity (net of tax and amortization of ($1,605) and ($157), respectively)	(6,036)	—	(6,036)
Change in fair value of cash flow hedge (net of tax, $373)	—	1,409	1,409
Change during period	(29,460)	1,409	(28,051)
Balance at September 30, 2022	$(29,905)	$2,152	$(27,753)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding losses (net of tax, ($925))	(3,480)	—	(3,480)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $258)	972	—	972
Change in fair value of cash flow hedge (net of tax, $82)	—	304	304
Change during period	(2,508)	304	(2,204)
Balance at September 30, 2023	$(27,095)	$2,420	$(24,675)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Noninterest Income
Service charges on deposit accounts	$733	$708	$2,062	$2,015
ATM and check card fees	976	915	2,624	2,462
Wealth management fees	811	739	2,336	2,302
Brokered mortgage fees	38	72	73	224
Income from bank owned life insurance	175	166	459	441
Fees for other customer services	122	14	538	160
Noninterest income (in-scope of Topic 606)	$2,855	$2,614	$8,092	$7,604
Noninterest income (out-of-scope of Topic 606)	198	413	623	914
Total noninterest income	$3,053	$3,027	$8,715	$8,518

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of September 30, 2023, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$3,065	$—	$—

	December 31, 2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,679	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Subsequent Events

During the month of October 2023, the Company signed two new leases for real estate to be occupied in 2024.  The first lease is for a new retail branch office expected to be opened in Roanoke, Virginia. This lease is for a 120-month term and includes an option to renew the term of the lease for two additional 60-month periods.   Occupancy is expected to begin no later than June 1, 2024.  The second lease will replace an existing lease for a loan production office in Glen Allen, Virginia. This lease is for an 86-month term.   Occupancy is expected to begin no later than February 1, 2024.

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2023 and statements of income of the Company for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2022. The statements of income for the three and nine months ended September 30, 2023 may not be indicative of the results to be achieved for the year.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses for the nine months ended September 30, 2023, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending September 30, 2023 and September 30, 2023

Net income decreased $1.3 million, or 30%, to $3.1 million, or $0.50 per diluted share, for the three months ended September 30, 2023, compared to $4.5 million, or $0.71 per diluted share, for the same period in 2022. Return on average assets was 0.91% and return on average equity was 10.96% for the third quarter of 2023, compared to 1.27% and 17.27%, respectively, for the same period in 2022.

The decrease in net income resulted from a $1.0 million, or 9%, decrease in net interest income and a $701 thousand, or 8%, increase in total noninterest expense, which were partially offset by a $26 thousand, or 1%, increase in total noninterest income, a $100 thousand decrease in the provision for credit losses, and a $286 thousand decrease in income tax expense.

Net interest income decreased from a 23-basis point decrease in the net interest margin and a 1% decrease in average earning assets. The net interest margin was impacted by changes in market interest rates, including the Federal funds target rate, which averaged 5.43% in the third quarter of 2023, compared to 2.35% for the same period one year ago. The rise in the Federal funds rate had an impact on the Company’s cost of funds, which increased 94 basis points. The higher cost of funds was partially offset by a 68-basis point increase in the yield on earning assets.

The net interest margin decreased by 1 basis point in the third quarter of 2023 compared to the linked second quarter of 2023, which was an improvement compared to a 24-basis point decrease in the second quarter of 2023 compared to the linked first quarter of 2023, and a 10-basis point decrease in the first quarter of 2023 compared to the linked fourth quarter of 2022.

Total noninterest expenses increased by $701 thousand, or 8%, and was primarily attributable to increases in salaries and employee benefits, legal and professional expenses, ATM and check card expenses, and FDIC assessment costs.

Comparing the Nine-Month Periods Ending September 30, 2023 and September 30, 2023

Net income decreased $1.5 million, or 13%, to $10.5 million, or $1.67 per diluted share, for the nine months ended September 30, 2023, compared to $12.0 million, or $1.92 per diluted share, for the same period in 2022. Return on average assets was 1.03% and return on average equity was 12.57% for the nine months ending 2023, compared to 1.14% and 15.12%, respectively, for the same period in 2022.

The decrease in net income resulted from a $961 thousand, or 3%, decrease in net interest income and a $1.5 million, or 6%, increase in total noninterest expense, which were partially offset by a $197 thousand, or 2%, increase in total noninterest income, a $400 thousand decrease in the provision for credit losses, and a $318 thousand decrease in income tax expense.

Net interest income decreased from a 13-basis point decrease in the net interest margin, which was partially offset by a 1% increase in average earning assets. The net interest margin was impacted by changes in market interest rates, including the Federal funds target rate, which averaged 5.09% for the nine months ending September 30, 2023, compared to 1.20% for the same period one year ago. The rise in the Federal funds rate had an impact on the Company’s cost of funds, which increased 85 basis points. The higher cost of funds was partially offset by a 68 basis point increase in the yield on earning assets.

Total noninterest expense increased by $1.5 million, or 6%, and was primarily attributable to increases in salaries and employee benefits, marketing expense, ATM and check card expenses, and other operating expenses.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Noninterest expense	$9,784	$9,083	$28,142	$26,645
Add/(Subtract): other real estate owned (income) expense, net	(15)	(14)	201	(83)
Subtract: amortization of intangibles	(5)	(6)	(14)	(15)
Subtract: merger related expenses	—	—	—	(20)
	$9,764	$9,063	$28,329	$26,527
Tax-equivalent net interest income	$10,764	$11,809	$32,848	$33,818
Noninterest income	3,053	3,027	8,715	8,515
	$13,817	$14,836	$41,563	$42,333
Efficiency ratio	70.67%	61.09%	68.16%	62.66%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP measures:
Interest income – loans	$12,640	$10,759	$36,038	$30,218
Interest income – investments and other	1,991	2,033	6,407	5,437
Interest expense – deposits	(3,810)	(927)	(9,428)	(1,680)
Interest expense – subordinated debt	(69)	(70)	(207)	(208)
Interest expense – junior subordinated debt	(69)	(68)	(203)	(202)
Interest expense – other borrowings	—	—	(3)	—
Total net interest income	$10,683	$11,727	$32,604	$33,565
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$—	$—	$—	$8
Tax benefit realized on non-taxable interest income – municipal securities	81	82	244	245
Total tax benefit realized on non-taxable interest income	$81	$82	$244	$253
Total tax-equivalent net interest income	$10,764	$11,809	$32,848	$33,818

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

Net Income

Three Month Period Ended September 30, 2023

Net income decreased $1.3 million, or 30%, to $3.1 million, or $0.50 per diluted share, for the three months ended September 30, 2023, compared to $4.5 million, or $0.71 per diluted share, for the same period in 2022. Return on average assets was 0.91% and return on average equity was 10.96% for the third quarter of 2023, compared to 1.27% and 17.27%, respectively, for the same period in 2022.

The decrease in net income resulted from a $1.0 million, or 9%, decrease in net interest income, and a $701 thousand, or 8%, increase in total noninterest expense, which were partially offset by a $26 thousand, or 1%, increase in total noninterest income, a $100 thousand decrease in the provision for credit losses, and a $286 thousand decrease in income tax expense.

Nine Month Period Ended September 30, 2023

Net income decreased $1.5 million, or 13%, to $10.5 million, or $1.67 per diluted share, for the nine months ended September 30, 2023, compared to $12.0 million, or $1.92 per diluted share, for the same period in 2022. Return on average assets was 1.03% and return on average equity was 12.57% for the nine months ended September 30, 2023, compared to 1.14% and 15.12%, respectively, for the same period in 2022.

The decrease in net income was attributable to a $1.5 million, or 6%, increase in noninterest expenses, and a $961 thousand decrease in net interest income.  These changes were partially offset by a $197 thousand increase in noninterest income, and a $400 thousand decrease in the provision for credit losses, and a $318 thousand decrease in income tax expense.

Net Interest Income

Three Month Period Ended September 30, 2023

Net interest income decreased from a 23-basis point decrease in the net interest margin and a 1% decrease in average earning assets. The net interest margin was impacted by changes in market interest rates, including the Federal funds target rate, which averaged 5.43% in the third quarter of 2023, compared to 2.35% for the same period one year ago. The rise in the Federal funds rate had an impact on the Company’s cost of funds, which increased 94 basis points. The higher cost of funds was partially offset by a 68-basis point increase in the yield on earning assets.

The net interest margin decreased by 1 basis point in the third quarter of 2023 compared to the linked second quarter of 2023, which was an improvement compared to a 24-basis point decrease in the second quarter of 2023 compared to the linked first quarter of 2023, and a 10-basis point decrease in the first quarter of 2023 compared to the linked fourth quarter of 2022.

Net interest income decreased by $1.0 million as total interest income increased by $1.8 million, which was offset by a $2.9 million increase in total interest expense. Although both interest income and interest expense increased as a result of the higher interest rate environment in 2023, interest expense increased more than interest income, comparing the third quarter of 2023 with the same period of the prior year.

Total interest income increased primarily from interest and fees on loans, which resulted from both higher yields and higher average balances, while interest on deposits in banks increased solely from higher yields, as their average balances decreased compared to the same period of the prior year. The yield on loans increased by 52 basis points to 5.31% and the average balance of loans increased to 74% of average earning assets, compared to 68% for the same period one year ago.  The yield on interest-bearing deposits in banks increased by 344 basis points to 5.39%, while the average balance decreased to 2% of average earning assets, compared to 6% for the same period of the prior year.

Net accretion of discounts on purchased loans totaled $61 thousand in the third quarter of 2023 compared to $295 thousand for the third quarter of 2022.

The increase in interest expense was attributable to higher interest expense on deposits. Deposit costs increased from higher interest rates paid on deposit accounts in 2023, as well as a change in the deposit portfolio composition, as interest-bearing deposits increased as a percentage of total deposits, while noninterest-bearing deposits decreased. Additionally, within the interest-bearing deposit portfolio, higher cost time deposit balances and money market balances increased, while lower cost checking and savings balances decreased.  The average balance of time deposits increased to 22% of average interest-bearing deposits, compared to 16% for the same period of the prior year.  The cost of interest-bearing deposits increased by 139 basis points to 1.82% for the current period, compared to 0.43% for the same period of the prior year. The total cost of funds increased 94-basis points to 1.27% for the current period compared to 0.33% for the same period of the prior year.

Nine Month Period Ended September 30, 2023

Net interest income decreased from a 13-basis point decrease in the net interest margin, which was partially offset by a 1% increase in average earning assets. The net interest margin was impacted by changes in market interest rates, including the Federal funds target rate, which averaged 5.09% for the nine months ending September 30, 2023, compared to 1.20% for the same period one year ago. The rise in the Federal funds rate had an impact on the Company’s cost of funds, which increased 85 basis points. The higher cost of funds was partially offset by a 68-basis point increase in the yield on earning assets.

Net interest income decreased $961 thousand as total interest income increased $6.8 million and was offset by a $7.8 million increase in total interest expense. Although both interest income and interest expense increased as a result of the higher interest rate environment in 2023, the increase in interest income was offset by the increase in interest expense, comparing the nine-month period of 2023 with the same period of the prior year.

Total interest income increased from interest and fees on loans and from interest on deposits in banks. Interest and fees on loans increased from higher yields and higher average balances. Interest on deposits in banks increased solely from higher yields, as their average balances decreased compared to the same period of the prior year.  The yield on loans increased by 49 basis points to 5.19% and the average balance increased to 73% of total average earning assets, compared to 68% for the same period of the prior year. The yield on interest-bearing deposits in banks increased by 420 basis points to 4.95%, while the average balance of interest-bearing deposits decreased to 3% of average earning assets, compared to 10% for the same period of the prior year.

Accretion of PPP income, net of costs, and accretion of discounts on purchased loans, net of premiums, were included in interest and fees on loans. There was no accretion of PPP income for the nine months ended September 30, 2023, compared to $358 thousand for the same period of 2022. Net accretion of discounts on purchased loans totaled $510 thousand for the nine-month period ended September 30, 2023, compared to $1.0 million for the same period of 2022.

The increase in interest expense was attributable to higher interest expense on deposits and a change in the deposit portfolio composition. Interest expense on deposits increased from higher interest rates paid on deposit accounts in 2023, as well as an increase in the average balances of higher cost deposits and a decrease in the average balances of lower cost deposits. The average balance of time deposits balances increased to 20% of total average interest-bearing deposits, compared to 16% for the same period one year ago.  The cost of interest-bearing deposits increased by 126 basis points to 1.52% for the current period, compared to 0.26% for the same period of the prior year. The total cost of funds increased 85-basis points to 1.06% for the current period compared to 0.21% for the same period of the prior year.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$251,623	$1,323	2.09%	$285,482	$1,323	1.84%
Tax-exempt (1)	53,238	384	2.87%	54,319	389	2.84%
Restricted	1,904	27	5.57%	1,908	23	4.75%
Total securities	$306,765	$1,734	2.24%	$341,709	$1,735	2.01%
Loans: (2)
Taxable	$943,452	$12,640	5.31%	$890,696	$10,759	4.79%
Tax-exempt (1)	—	—	—	—	—	0.00%
Total loans	$943,452	$12,640	5.31%	$890,696	$10,759	4.79%
Federal funds sold	—	—	—	1	—	—
Interest-bearing deposits with other institutions	24,894	338	5.39%	77,388	380	1.95%
Total earning assets	$1,275,111	$14,712	4.58%	$1,309,794	$12,874	3.90%
Less: allowance for credit losses on loans	(8,847)			(6,152)
Total non-earning assets	88,914			89,666
Total assets	$1,355,178			$1,393,308
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$264,193	$1,194	1.79%	$293,169	$416	0.56%
Regular savings	163,550	49	0.12%	205,608	56	0.11%
Money market accounts	223,121	1,348	2.40%	215,199	284	0.52%
Time deposits	180,729	1,219	2.68%	133,293	171	0.51%
Total interest-bearing deposits	$831,593	$3,810	1.82%	$847,269	$927	0.43%
Subordinated debt	4,996	69	5.50%	4,995	70	5.50%
Junior subordinated debt	9,279	69	2.95%	9,279	68	2.91%
Total interest-bearing liabilities	$845,868	$3,948	1.85%	$861,542	$1,065	0.49%
Non-interest bearing liabilities
Demand deposits	391,342			425,630
Other liabilities	4,909			3,795
Total liabilities	$1,242,119			$1,290,967
Shareholders’ equity	113,059			102,341
Total liabilities and Shareholders’ equity	$1,355,178			$1,393,308
Net interest income		$10,764			$11,809
Interest rate spread			2.73%			3.41%
Cost of funds			1.27%			0.33%
Interest expense as a percent of average earning assets			1.23%			0.32%
Net interest margin			3.35%			3.58%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $81 and $82 thousand for the three months ended September 30, 2023 and 2022, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$255,648	$3,968	2.08%	$221,708	$3,750	2.26%
Tax-exempt (1)	54,134	1,161	2.87%	57,359	1,166	2.72%
Restricted	1,871	81	5.82%	1,881	65	4.65%
Total securities	$311,653	$5,210	2.24%	$280,948	$4,981	2.37%
Loans: (2)
Taxable	$927,525	$36,038	5.19%	$858,150	$30,202	4.70%
Tax-exempt (1)	—	—	0.00%	733	24	4.49%
Total loans	$927,525	$36,038	5.19%	$858,883	$30,226	4.70%
Federal funds sold	—	—	—	—	—	0.00%
Interest-bearing deposits with other institutions	38,957	1,441	4.95%	125,677	701	0.75%
Total earning assets	$1,278,135	$42,689	4.47%	$1,265,508	$35,908	3.79%
Less: allowance for credit losses on loans	(9,054)			(5,923)
Total non-earning assets	90,669			155,714
Total assets	$1,359,750			$1,415,299
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$270,076	$3,253	1.61%	$294,386	$671	0.31%
Regular savings	178,924	165	12.00%	207,302	108	0.07%
Money market accounts	215,468	3,380	2.10%	227,330	410	0.24%
Time deposits	163,647	2,630	2.15%	138,118	491	0.48%
Total interest-bearing deposits	$828,115	$9,428	1.52%	$867,136	$1,680	0.26%
Federal funds purchased	2	—	0.00%	1	—	0.00%
Subordinated debt	4,997	207	5.56%	5,494	208	5.05%
Junior subordinated debt	9,279	203	2.91%	9,279	202	2.91%
Other borrowings	73	3	4.91%	—	—	0.00%
Total interest-bearing liabilities	$842,466	$9,841	1.56%	$881,910	$2,090	0.32%
Non-interest bearing liabilities
Demand deposits	401,162			423,069
Other liabilities	4,633			4,035
Total liabilities	$1,248,261			$1,309,014
Shareholders’ equity	111,489			106,285
Total liabilities and Shareholders’ equity	$1,359,750			$1,415,299
Net interest income		$32,848			$33,818
Interest rate spread			2.90%			3.48%
Cost of funds			1.06%			0.21%
Interest expense as a percent of average earning assets			1.03%			0.22%
Net interest margin			3.44%			3.57%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $244 and $245 thousand for the six months ended September 30, 2023 and 2022, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

Three Month Period Ended September 30, 2023

The provision for credit losses totaled $100 thousand for the third quarter of 2023, compared to $200 thousand for the same period of the prior year.  The provision was comprised of a $120 thousand provision on loans, an $8 thousand recovery on unfunded commitments, and a $12 thousand recovery on held-to-maturity securities. The provision for credit losses on loans resulted from growth of the loan portfolio, net charge-offs, and an increase in the specific reserve component of the allowance for credit losses, which were partially offset by a decrease in the general reserve component from lower expected loss rates and an adjustment to a qualitative factor.

Nine Month Period Ended September 30, 2023

The provision for credit losses totaled $200 thousand for the nine-months ended September 30, 2023, compared to $600 thousand for the same period of the prior year.  The provision was comprised of a $165 thousand provision on loans, a $36 thousand provision on unfunded commitments, and a $1 thousand net recovery on held-to-maturity securities. The provision for credit losses on loans resulted from growth of the loan portfolio, net charge-offs, and an increase in the specific reserve component of the allowance for credit losses, which were partially offset by a decrease in the general reserve component from lower expected loss rates and an adjustment to a qualitative factor.

Noninterest Income

Three Month Period Ended September 30, 2023

Noninterest income increased $26 thousand, or 1%, to $3.1 million for the third quarter of 2023, compared to the same period of 2022.  ATM and check card fees increased $61 thousand, or 7%, and wealth management fees increased $72 thousand, or 10%.  These increases were partially offset by a $58 thousand, or 32%, decrease in fees for other customer services, and a $34 thousand, or 47%, decrease in brokered mortgage fees.

The increases in ATM and check card fees were favorably impacted by an increase in customer transactions. The increase in wealth management fees resulted primarily from an increase in assets under management from higher market values.

Nine Month Period Ended September 30, 2023

Total noninterest income increased $197 thousand, or 2%, for the nine months ended September 30, 2023, compared to the same period of 2022.  The increase resulted primarily from a $162 thousand, or 7%, increase in ATM and check card fees, a $150 thousand increase in other operating income, and a $47 thousand, or 2%, increase in service charges on deposit accounts, which were partially offset by a $151 thousand decrease in income from brokered mortgage fees. An increase in customer transactions favorably impacted ATM and check card fees. The increase in other operating income was attributable to a death benefit payment received from a bank-owned life insurance policy in 2023.

Noninterest Expense

Three Month Period Ended September 30, 2023

Noninterest expenses increased $701 thousand, or 8%, to $9.8 million for the three-month period ended September 30, 2023, compared to the same period one year ago. The increase was primarily attributable to a $331 thousand, or 6%, increase in salaries and employee benefits, a $78 thousand increase in legal and professional fees, a $108 thousand increase in ATM and check card expense, a $52 thousand increase in FDIC assessment, and a $52 thousand increase in equipment expense.

Salaries and employee benefits increased primarily from annual increases in employee salaries and wages. Legal and professional fees increased from wealth management advisory expense. ATM and check expenses increased from higher volume of customer transactions. FDIC assessment increased from higher assessed rates during 2023. The increase in equipment expense resulted primarily from higher depreciation expense on software.

Nine Month Period Ended September 30, 2023

Noninterest expense increased $1.5 million, or 6%, to $28.1 million for the nine-month period ended September 30, 2023, compared to the same period one year ago. The increase was primarily attributable to a $656 thousand, or 4% increase in salaries and employee benefits, a $135 thousand, or 23%, increase in marketing, a $283 thousand, or 29%, increase in ATM and check card expense, and a $387 thousand, or 13%, increase in other operating expenses. These increases were partially offset by a $284 thousand decrease in OREO expense, net, which resulted from gains on the sale of other real estate during 2023.

Salaries and employee benefits increased primarily from an annual increase in employee salaries and wages.  Marketing expenses increased from additional advertising and active promotion initiatives.  ATM and check card expense increased primarily from a higher volume of customer transactions. Other operating expenses increased primarily from higher recruiting expense, education and training expense, loan collection expense, and courier and armored services.

Income Taxes

Three Month Period Ended September 30, 2023

Income tax expense decreased $286 thousand for the third quarter of 2023, compared to the same period one year ago. The effective tax rate for the second quarter of 2023 was 19.0% compared to 18.6% for the same period in 2022. The increased effective tax rate for 2023 was the result of higher non-deductible expenses and lower nontaxable income in 2023 compared to 2022. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended September 30, 2023, and 2022. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Nine Month Period Ended September 30, 2023

Income tax expense decreased $318 thousand, or 11.3%, for the first nine months of 2023 compared with the same period in 2022.  The effective tax rate for the first nine months of 2023 was 19.3% compared with 19.0% for the same period in 2022. Like the three month period ended September 30, 2023, the increased effective tax rate for 2023 was also the result of lower non-deductible expenses in 2023 compared to 2022.

Financial Condition

General

Assets totaled $1.4 billion on September 30, 2023, which was a slight decrease of $3.2 million from December 31, 2022. The asset composition changed during the first nine months of the year as cash and due from banks decreased by $3.6 million, interest-bearing deposits in banks decreased by $13.2 million, and total securities decreased by $14.7 million, while loans, net of the allowance for credit losses, increased by $30.5 million.

Total liabilities decreased by $6.8 million during the nine-month period ended September 30, 2023, primarily from a $6.2 million decrease in total deposits. Although total deposits decreased slightly, the composition of deposits changed as noninterest-bearing deposits and savings and interest-bearing deposits decreased $23.6 million and $30.2 million, respectively, while time deposits increased $47.6 million. The change in composition of the deposit portfolio during the period was attributable to customers shifting deposits into products with higher interest rates.

Total shareholders’ equity increased by $3.6 million during the first nine months of 2023, primarily from a $5.7 million increase in retained earnings, which was partially offset by a $2.2 million increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was attributable to higher unrealized losses in the available-for-sale securities portfolio. Retained earnings increased from $10.5 million of net income, which was partially offset by $2.8 million of cash dividends on common stock and a $2.0 million decrease from the adoption of CECL on January 1, 2023. The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $952.5 million at September 30, 2023, which was a $32.0 million, or 5% annualized, increase from December 31, 2022, and a $46.0 million, or 5%, increase over September 30, 2023. The growth in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 36%, 46%, and 12% of the loan portfolio, respectively, at September 30, 2023.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $368 thousand at September 30, 2023 There were no loans greater than 90 days past due and still accruing at December 31, 2022. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $3.1 million and $2.9 million at September 30, 2023 and December 31, 2022, representing approximately 0.23% and 0.21% of total assets, respectively.  Nonaccrual loans totaled $3.1 million and $2.7 million at September 30, 2023 and December 31, 2022, respectively.  OREO totaled $0 and $185 thousand at September 30, 2023 and December 31, 2022, respectively. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in bank operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of September 30, 2023

On September 30, 2023 17.5% of non-performing assets were comprised of residential real estate loans.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.7 million and $2.3 million at September 30, 2023 and December 31, 2022, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

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

On September 30, 2023 securities totaled $300.2 million, a decrease of $17.8 million, or 5.6%, from $318.0 million at December 31, 2022. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2023, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $64 thousand and $99 thousand at September 30, 2023 and December 31, 2022, respectively. Gross unrealized losses in the available for sale portfolio totaled $28.4 million and $24.0 million at September 30, 2023 and December 31, 2022, respectively. There were no gross unrealized gains in the held to maturity portfolio at September 30, 2023 and December 31, 2022, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $15.2 million and $11.4 million at September 30, 2023 and December 31, 2022, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2022 to September 30, 2023 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and an unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $1.2 million, or $972 thousand net of tax, for the first nine months of 2023. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

Deposits

Deposits totaled $1.2 billion on September 30, 2023, which was a $6.2 million decrease from December 31, 2022, and a $30.3 million, or 2%, decrease from September 30, 2022. The composition of the deposit portfolio has changed compared to prior periods. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 33%, 52%, and 15%, of total deposits, respectively on September 30, 2023, compared to 34%, 55%, and 11% on December 31, 2022, and 34%, 55%, and 11%, on September 30, 2022.  The change in deposit composition was attributable to deposits that shifted into products paying higher interest rates.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program, and available lines of credit totaled $532.1 million on September 30, 2023, and $417.2 million on December 31, 2022.

The Bank maintains liquidity to fund loan growth and meet the potential demand from its deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $346.9 million on September 30, 2023, and $261.7 million on December 31, 2022. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $268.4 million on September 30, 2023, and $185.3 million on December 31, 2022.

The Bank also has access to off-balance sheet liquidity through its available lines of credit from other institutions, which totaled $347.1 million at September 30, 2023, $287.3 million at December 31, 2022, and $379.0 million at September 30, 2023. The available lines of credit were comprised of secured and unsecured lines of credit. The Bank had no borrowings on the lines of credit at September 30, 2023, December 31, 2022, or September 30, 2023.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2023:

First Bank
Total capital to risk-weighted assets	14.80%
Tier 1 capital to risk-weighted assets	13.86%
Common equity Tier 1 capital to risk-weighted assets	13.86%
Tier 1 capital to average assets	9.96%
Capital conservation buffer ratio(1)	6.80%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2023 and December 31, 2022.

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could repurchase up to $5.0 million of its outstanding common stock through December 31, 2023.  The Company repurchased 37,532 shares under this plan during the first nine months of 2023 at an average price of $15.14 per share.

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

Commitments to extend credit, which amounted to $171.9 million at September 30, 2023, and $158.3 million at December 31, 2022, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  The Company recorded an additional provision for credit losses for unfunded commitments of $36 thousand during the nine months ended September 30, 2023.  At September 30, 2023, the liability for credit losses on off-balance sheet exposures included in other liabilities was $189 thousand.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2023 and December 31, 2022, the Bank had $12.1 million and $18.0 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At September 30, 2023, the cash flow hedges had a fair value of $3.1 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

The following table summarizes the Company's purchases of its common stock during the three months ended September 30, 2023 (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
July 1, 2023 - July 31, 2023	1,078	$16.54	1,078	$4,475,675
August 1, 2023 - August 31, 2023	1,196	17.05	1,196	4,455,279
September 1, 2023 - September 30, 2023	1,400	16.74	1,400	4,431,843
	3,674	$16.78	3,674	$4,431,843

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

10.1	Form of First National Corporation Restricted Stock Unit Agreement

10.2	Form of First National Corporation Director Stock Award Agreement

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 13, 2023
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 13, 2023
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer