Form 10-K
period 2023-12-31
FIRST NATIONAL CORP /VA/
filed 2024-03-29
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2023 was $85,479,214.

The number of outstanding shares of common stock as of March 19, 2024 was 6,277,373.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2024 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, and growth strategy. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for credit losses on loans;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s, or industry's, reputation become damaged;
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

The Company believes its competitive advantages include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2023, the Bank was ranked third overall in its market area with 11.13% of its total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2023, the Bank employed a total of 224 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

The minimum capital level requirements applicable to the Bank under the rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This resulted in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2023:

First Bank
Total capital to risk-weighted assets	14.05%
Tier 1 capital to risk-weighted assets	12.82%
Common equity Tier 1 capital to risk-weighted assets	12.82%
Tier 1 capital to average assets	9.31%
Capital conservation buffer ratio(1)	6.05%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2023 and December 31, 2022.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%.  On October 18, 2022, the FDIC adopted a final rule that increased base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The increase was instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2023.

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

In October 2023, federal bank regulatory agencies jointly issued a final rule intended to strengthen and modernize the CRA regulatory framework. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027.  The rule is intended to, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2023, the Company had not been made aware of any instances of non-compliance with the guidance.

CARES Act. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. Among other things, the CARES Act created the Small Business Administration (SBA) Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, including the Bank, that process loan applications and service the loans.

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

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; changes in interest rates; and inflation, all of which are beyond our control.  Although the domestic and global economies have largely recovered from the COVID-19 pandemic, certain consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time.  For example, the COVID-19 pandemic could have long-lasting impacts on certain industries due to changes in consumer behavior and business practices, including remote work and business travel.  Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession.  A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, including as a result of a pandemic or other widespread public health emergency, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Company or its subsidiaries.

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

The Company’s allowance for credit losses on loans may prove to be insufficient to absorb losses in its loan and securities portfolios.

Like all financial institutions, the Company maintains an allowance for credit losses (ACL) to provide for loans and securities that may not repay in their entirety. The Company believes that it maintains an ACL at a level adequate to absorb expected losses inherent in the loan and securities portfolios as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the ACL may not be sufficient to cover actual losses and future provisions for credit losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the allowance for credit losses require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan or security. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects fluctuations in the credit loss provisions due to the uncertain economic conditions.

The Company’s banking regulators, as an integral part of their examination process, periodically review the ACL and may require the Company to increase its allowance for credit losses by recognizing additional provisions for credit losses charged to expense, or to decrease the allowance for credit losses on loans by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for credit losses or charge-offs could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s commercial real estate portfolio consists primarily of owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations.

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

Although the Company emphasizes local lending practices, the Company has purchased certain loans through third-party lending programs. These portfolios include commercial loans and carry risks associated with the borrower, changes in the economic environment, and the vendor themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program. While these policies are designed to manage the risks associated with these loans, there can be no assurance that such measures will be effective in avoiding undue credit losses.

Prepayments of loans and securities could materially impact earnings through a reduction in interest income and fees on loans and interest income on securities.

The Company assumes earnings risk from the potential prepayment of loans and securities purchased at premiums. The Company’s loan portfolio includes commercial and industrial loans purchased at premiums through third-party lending programs as well as loans acquired through business combinations, which resulted in purchase premiums.  Additionally, the Company purchases securities at premiums from time-to-time for its investment portfolio. Premiums on performing loans are amortized over the life of the loans and premiums on securities are amortized to the earlier of their call dates or maturity dates. Prepayments of the loans and securities would accelerate amortization expense of unamortized premiums and could result in a material decrease in earnings during future periods from a reduction of interest income and fees on loans or interest income on securities.

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

Our mortgage department contributes to our noninterest income. We generate income from brokered mortgage loans and gains on sales of mortgage loans primarily from loans that we source and/or originate. Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry. During 2022 and 2023, revenues from mortgage banking decreased significantly, primarily due to lower mortgage volumes as market interest rates increased and the demand for mortgages declined. Loan production levels may continue to suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, noninterest income from its mortgage operations. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

In addition, changes in interest rates may negatively affect both the returns on and market value of our investment securities. As we experienced due to rising interest rates in 2022 and 2023, interest rate changes can reduce unrealized gains or increase unrealized losses in our portfolio and thereby negatively impact our accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

We rely on the secure processing, storage, and transmission of confidential and other information in our and our vendors' computer systems and networks. While we have policies and procedures designed to prevent or limit the effect of a possible security breach, our computer systems, software, and networks, including those of our vendors, may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers. If one or more such events occur, this potentially could jeopardize our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or those of our vendors, or otherwise cause interruptions or malfunctions in our or our customers’ operations or result in the loss of money. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

In addition, financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry. In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there was substantial market disruption and concern that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. While public confidence in the banking system has stabilized, deposit outflows caused by reputational concerns or events affecting the banking industry generally could adversely affect the Company’s liquidity, financial condition, and results of operations.

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

The CFPB has recently pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. For example, in 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices. The costs and limitations related to this additional regulatory scrutiny with respect to consumer product offerings and services may adversely affect the Company’s profitability.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank or require the Company to incur additional personnel or technology costs. For more information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 1 of the consolidated financial included in Item 8 of this Form 10-K.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Company's risk management program is designed to identify, assess, and mitigate risks across various aspects of our Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. The Chief Risk Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Executive Officer and, as discussed below, periodically to the Audit Committee of the Board of Directors.

The objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The Chief Risk Officer, along with key members of the information security team, regularly collaborates with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

The Company employs an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Audit Committee of our Board of Directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Incident Response Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding these defensive measures and processes, the threat posed by cyber-attacks is severe. Internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Operations and Technology” in Item 1A. Risk Factors.

Governance

The Chief Risk Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Chief Risk Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

The Audit Committee of our Board of Directors is responsible for overseeing our information security and technology governance programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Risk Officer provides quarterly reports to the Audit Committee of our Board of Directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Audit Committee of our Board of Directors reviews and approves our information security and technology policies annually. Additionally, the Audit Committee of our Board of Directors reviews our cyber security risk profile on a quarterly basis. The Audit Committee of our Board of Directors provides a report of their activities to the full Board of Directors at each board meeting.

Item 2.	Properties

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2023, the Bank operated 20 branches throughout the Shenandoah Valley, central regions of Virginia, and the Richmond and Roanoke market areas. The Bank also operates a loan production office and two customer service centers in retirement communities. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 19, 2024 the Company had 802 shareholders of record and approximately 1,143 beneficial owners of shares of common stock.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could have repurchased up to $5.0 million of its outstanding common stock. Repurchases under the plan were made during 2023 through open market transactions in accordance with SEC rules. The Company's Board of Directors authorized the purchase plan through December 31, 2023, unless the entire amount authorized to be repurchased had been acquired before that date. The Company repurchased 37,532 shares of common stock under the purchase plan at a weighted average price of $15.14 during 2023.  There were no repurchases of common stock during the fourth quarter of 2023.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2023 and 2022 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses during 2023, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. The provision for credit losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, loan growth, evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience.  Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Overview of Financial Performance and Condition

Net income decreased by $7.2 million to $9.6 million, or $1.53 per diluted share, for the year ended December 31, 2023, compared to $16.8 million, or $2.68 per diluted share, for the same period in 2022. Return on average assets was 0.71% and return on average equity was 8.59% for the year ended December 31, 2023, compared to 1.19% and 15.87%, respectively, for the year ended December 31, 2022.

The $7.2 million decrease in net income resulted from a $4.3 million, increase in provision for credit losses, a $2.2 million, or 5%, decrease in net interest income, a $866 thousand, or 7%, decrease in noninterest income, and a $1.6 million, or 5%, increase in noninterest expense.  These unfavorable variances were partially offset by a $1.8 million, decrease in income tax expense.

Net interest income decreased $2.2 million, or 5%, from a $10.5 million increase in total interest expense, which was partially offset by an $8.3 million increase in total interest income.  Net interest income was negatively impacted by a 3-basis point contraction of the net interest margin to 3.41% and a $51.6 million, or 4%, decrease in average earning assets.

The provision for credit losses increased $4.3 million, to $6.2 million in 2023 compared to $1.9 million in 2022. The allowance for credit losses on loans totaled $12.0 million, or 1.24% of total loans, at December 31, 2023, compared to $7.4 million, or 0.81% of total loans, at December 31, 2022. The allowance for credit losses on loans individually evaluated increased $1.8 million compared to the prior year.  The allowance for credit losses on loans collectively evaluated increased $2.9 million compared to the prior year.  Net charge-offs totaled $3.6 million in 2023 and $114 thousand in 2022.

Noninterest income totaled $11.8 million for the year, which was a decrease of $866 thousand, or 7%, compared to $12.7 million for the prior year. The decrease was primarily a result of a gain on sale of other investment of $2.9 million in the prior year, which was partially offset by $2.0 million of net losses on sale of securities available for sale in the prior year. The gain on sale of other investment in the prior year resulted from a gain on sale of an interest in a broker-dealer of investment securities by First Bank Financial Services, Inc.

Noninterest expense increased $1.6 million, or 5%, in 2023, compared to the prior year. The increase was attributable to increases in several categories, including salaries and employee benefits, marketing, legal and professional fees, ATM and check card expense, FDIC assessment, bank franchise tax, and other operating expenses.

The following is selected financial data for the Company for the years ended December 31, 2023 and 2022. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

As of and for the years ended December 31,
	2023	2022
Results of Operations
Interest and dividend income	$57,719	$49,395
Interest expense	14,306	3,820
Net interest income	43,413	45,575
Provision for credit losses	6,150	1,850
Net interest income after provision for credit losses	37,263	43,725
Noninterest income	11,784	12,621
Noninterest expense	37,242	35,597
Income before income taxes	11,805	20,749
Income tax expense	2,181	3,952
Net income	$9,624	$16,797
Key Performance Ratios
Return on average assets	0.71%	1.19%
Return on average equity	8.59%	15.87%
Net interest margin (1)	3.41%	3.44%
Efficiency ratio (1)	67.69%	61.75%
Dividend payout	39.05%	20.85%
Equity to assets	7.97%	7.91%
Per Common Share Data
Net income, basic	$1.54	$2.69
Net income, diluted	1.53	2.68
Cash dividends	0.60	0.56
Book value at period end	18.06	16.79
Financial Condition
Assets	$1,419,295	$1,369,383
Loans, net	957,456	913,077
Securities	303,179	317,973
Deposits	1,233,726	1,241,332
Shareholders’ equity	116,271	108,360
Average shares outstanding, diluted	6,279	6,259
Capital Ratios (2)
Leverage	9.31%	9.36%
Risk-based capital ratios:
Common equity Tier 1 capital	12.82%	13.82%
Tier 1 capital	12.82%	13.82%
Total capital	14.05%	14.60%

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

For a more detailed discussion of the Company's annual performance, see "Net Interest Income,” “Provision for Credit Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO expense, amortization of intangibles, and merger expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding (gains)/losses on disposal of premises and equipment, and securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	2023	2022
Noninterest expense	$37,242	$35,597
Subtract: other real estate (gain) loss and expense, net	199	106
Subtract: amortization of intangibles	(18)	(19)
Subtract: merger related expenses	—	(69)
	$37,423	$35,615

Tax-equivalent net interest income	$43,738	$45,906
Noninterest income	11,784	12,621
(Gain) loss on disposal of premises and equipment	(47)	29
Gain on sale of other investment	(186)	(2,885)
Securities losses (gains), net	—	2,004
	$55,289	$57,675
Efficiency ratio	67.69%	61.75%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2023	2022
GAAP measures:
Interest income - loans	$49,293	$41,720
Interest income - investments and other	8,426	7,675
Interest expense - deposits	(13,660)	(3,273)
Interest expense – subordinated debt	(277)	(277)
Interest expense – junior subordinated debt	(271)	(270)
Interest expense - other borrowings	(98)	—
Total net interest income	$43,413	$45,575
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$—	$5
Tax benefit realized on non-taxable interest income - municipal securities	325	326
Total tax benefit realized on non-taxable interest income	$325	$331
Total tax-equivalent net interest income	$43,738	$45,906

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

Allowance for Credit Losses on Loans

The allowance for credit losses on loans (ACLL) is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the ACLL, see Notes 1, 3, and 4 to the Consolidated Financial Statements included in this Form 10-K.

The ACLL is evaluated on a quarterly basis by management and is based on a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following eight quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversity classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company performs regular credit reviews of the loan portfolio to review credit quality and adherence to underwriting standards. The credit reviews consist of reviews by its internal credit administration department and reviews performed by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company's primary credit quality indicator. The Company has various committees that review and ensure that the allowance for credit losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

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

The ACLL consists of loans individually evaluated and loans collectively evaluated. Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. For further information regarding the ACLL, see Notes 1 and 4 to the Consolidated Financial Statements included in this Form 10-K.

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

Loans Acquired through Third Party Lending Programs

The loan portfolio includes commercial and industrial loans that were originated by a third-party and were acquired at premiums.  Premiums on performing loans are amortized into interest income and fees on loans over the life of the loans using the effective interest method. Premiums on non-performing loans are not amortized into interest income and fees on loans after loans are placed on non-accrual status and are included in the calculation of specific reserve component of the allowance for credit losses on loans for individually analyzed loans.

Loans Acquired in a Business Combination

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ACLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either PCD or Non-PCD. Acquired loans are subject to the Company’s ACLL policy upon acquisition.

For Non-PCD loans, the difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

PCD loans are loans that have experienced more-than-insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACLL is determined using the same methodology as other loans held for investment (LHFI). The sum of the loan’s purchase price and ACLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ACLL are recorded through provision expense.

Goodwill

The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company first considers qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing would be required and the goodwill of the reporting unit would not be impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit will be compared with its carrying value to determine whether an impairment exists.  The Company evaluated goodwill as of June 30, 2023 and determined there was no impairment.

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

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, certain appraisals are analyzed by management or by an outsourced appraisal review specialist throughout the year in order to ensure standards of quality are met. The Company also obtains an independent review of loans within the portfolio on an annual basis to analyze loan risk ratings and validate specific reserves on loans individually evaluated.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2023, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $207.0 million.

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

Also included in this category are loans originated under the SBA's PPP and loans purchased through a third-party lending programs. PPP loans are fully guaranteed by the SBA, and in some cases, borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA. Loans purchased through third-party lending programs included in this category carry risks associated with the borrower, changes in the economic environment, the potential for accelerated amortization of purchase premiums, and the vendor itself. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for credit losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, ATM and check card income, wealth management income, income from other customer services, income from bank owned life insurance, and general and administrative expenses.

Net Interest Income

Net interest income decreased $2.2 million, or 5%, to $43.4 million for 2023 compared to the prior year. Total interest expense increased by $10.5 million and was partially offset by total interest income, which increased by $8.3 million.  The net interest margin decreased by 3-basis points to 3.41% and average earnings assets decreased by $51.6 million, or 4%.

The increase in total interest income was primarily attributable to a $7.6 million, or 18%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 48-basis point increase in the yield on loans and a 7% increase in average loan balances compared to the prior year.

The increase in total interest expense was attributable to a $10.4 million increase in interest expense on deposits. The higher interest expense on deposits resulted from a 126-basis point increase in the cost of interest-bearing deposits, which was partially offset by the impact of a 3% decrease in average interest-bearing deposits. The increase in the cost of deposits was impacted by a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased.

The net interest margin was 3.41% for the year ended December 31, 2023 compared to the 3.44% for the prior year as the increase in the cost of funds exceeded the increase in yield on earning assets during 2023. Although the interest rate environment continued to be challenging during the year, the net interest margin was stable over the last three quarters of 2023 as the rising cost of funds was offset by an increase in earning asset yields.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2023 and 2022 as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2023			2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$36,050	$1,809	5.02%	$107,530	$1,223	1.14%
Securities:
Taxable	252,470	5,286	2.09%	284,380	5,131	1.80%
Tax-exempt (1)	53,524	1,545	2.89%	65,836	1,555	2.36%
Restricted	1,923	111	5.79%	1,887	92	4.87%
Total securities	307,917	6,942	2.25%	352,103	6,778	1.93%
Loans: (2)
Taxable	937,013	49,293	5.26%	872,440	41,700	4.78%
Tax-exempt (1)	—	—	0.00%	548	25	4.49%
Total loans	937,013	49,293	5.26%	872,988	41,725	4.78%
Federal funds sold	—	—	0.00%	1	—	2.25%
Total earning assets	1,280,980	58,044	4.53%	1,332,622	49,726	3.73%
Less: allowance for credit losses on loans	(8,994)			(6,013)
Total nonearning assets	91,353			82,101
Total assets	$1,363,339			$1,408,710
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$269,551	$4,538	1.68%	$295,530	$1,394	0.47%
Money market accounts	219,655	4,882	2.22%	218,783	930	0.43%
Savings accounts	173,075	211	0.12%	205,532	173	0.08%
Certificates of deposit:
Less than $100	84,387	1,641	1.94%	74,616	345	0.46%
Greater than $100	82,184	2,275	2.77%	62,036	428	0.69%
Brokered deposits	3,061	113	3.70%	556	3	0.57%
Total interest-bearing deposits	831,913	13,660	1.64%	857,053	3,273	0.38%
Federal funds purchased	15	1	5.90%	1	—	2.27%
Subordinated debt	4,997	277	5.54%	5,379	277	5.15%
Junior subordinated debt	9,279	271	2.92%	9,279	270	2.91%
Other borrowings	1,973	97	4.90%	—	—	0.00%
Total interest-bearing liabilities	848,177	14,306	1.69%	871,712	3,820	0.44%
Noninterest-bearing liabilities
Demand deposits	397,932			426,823
Other liabilities	5,147			4,306
Total liabilities	1,251,256			1,302,841
Shareholders’ equity	112,083			105,869
Total liabilities and shareholders’ equity	$1,363,339			$1,408,710
Net interest income		$43,738			$45,906
Interest rate spread			2.84%			3.29%
Cost of funds			1.15%			0.29%
Interest expense as a percent of average earning assets			1.12%			0.29%
Net interest margin			3.41%			3.44%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $325 thousand for 2023, and $331 thousand for 2022
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2023
	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$(142)	$729	$587
Loans, taxable	3,221	4,371	7,592
Loans, tax-exempt	(25)	—	(25)
Securities, taxable	58	97	155
Securities, tax-exempt	(15)	4	(11)
Securities, restricted	2	18	20
Federal funds sold	—	—	—
Total earning assets	$3,099	$5,219	$8,318
Checking	$(111)	$3,255	$3,144
Money market accounts	4	3,948	3,952
Savings accounts	(17)	55	38
Certificates of deposits:
Less than $100	50	1,245	1,295
Greater than $100	180	1,668	1,848
Brokered deposits	49	61	110
Federal funds purchased	1	—	1
Subordinated debt	—	—	—
Junior subordinated debt	—	1	1
Other borrowings	—	—	97
Total interest-bearing liabilities	$156	$10,233	$10,486
Change in net interest income	$2,943	$(5,014)	$(2,168)

Provision for Credit Losses

Provision for credit losses totaled $6.2 million in 2023, compared to a provision for credit losses of $1.9 million for the prior year. The provision was comprised of a $6.0 million provision for credit losses on loans, a $260 thousand provision for credit losses on unfunded commitments, and a $26 thousand recovery of credit losses on held-to-maturity securities.

For the year ended December 31, 2023, the provision for credit losses on loans of $6.0 million, the adjustment for the adoption of ASU 2016-13 of $2.1 million, and net charge offs of $3.6 million resulted in a $4.5 million increase in the allowance for credit losses on loans. The $3.6 million of net charge-offs included $1.7 million of loans purchased through a third-party lending program and $830 thousand of related unamortized purchase premiums on the loans.

The general reserve component of the ACLL increased $2.7 million and the specific reserve component of the ACLL increased $1.8 million. The increase in the general reserve was attributable to loan growth, higher calculated loss rates, and from the recognition of higher inherent risk in the loan portfolio through adjustments to qualitative risk factors. The specific reserve increased by $1.8 million from fourteen new individually evaluated loan relationships and from two loans to one customer, which were individually analyzed for specific reserves in prior periods.  All new individually evaluated loan relationships were loans purchased through a third-party lending program.

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

Noninterest Income

Noninterest income totaled $11.8 million for the year, which was a decrease of $866 thousand, or 7%, compared to $12.6 million for the prior year. The decrease was primarily a result of a gain on sale of other investment of $2.9 million in the prior year, which was partially offset by $2.0 million of net losses on sale of securities available for sale in the prior year.  The gain on sale of other investment resulted from a gain on sale of an interest in a broker-dealer of investment securities by First Bank Financial Services, Inc.  Noninterest income categories with moderate increases over the prior year included service charges on deposits, which increased $103 thousand, or 4%, ATM and check card fees, which increased $149 thousand, or 5%, and wealth management fees, which increased $112 thousand, or 4%.  Categories that decreased over the prior year included brokered mortgage fees, which decreased $126 thousand, or 51%, and other operating income, which decreased $417 thousand. Brokered mortgage fees decreased from less demand for mortgage loans from customers as home purchases and refinance opportunities were likely impacted by the higher interest rate environment.  Other operating income decreased primarily from a recovery on a purchased loan in the prior year, which was partially offset by an increase in referral fee income.

Noninterest Expense

Noninterest expense increased $1.6 million, or 5%, for the year ended December 31, 2023, compared to the prior year. Categories with the largest increases over the prior year included salaries and employee benefits which increased $330 thousand, or 2%, legal and professional fees increased by $233 thousand, or 17%, ATM and check card expense increased by $208 thousand, or 15%, FDIC assessment increased by $170 thousand, or 37%, and other operating expenses increased by $444 thousand, or 11%.  Other operating expense increased from higher recruiting expense, directors fees, cardcash expense, education and training, loan collection expense, and courier and armored services.

Income Taxes

Income tax expense decreased $1.8 million during the year ended December 31, 2023 compared to the prior year. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended December 31, 2023 and 2022. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets increased $49.9 million during the year and totaled $1.4 billion at December 31, 2023. The increase was primarily attributable to a $44.4 million increase in loans, net of allowance and a $23.8 million increase in interest-bearing deposits in banks, which was partially offset by a $10.1 million decrease in securities available for sale, and a $4.9 million decrease in securities held to maturity.

Total liabilities increased $42.0 million during the year and totaled $1.3 billion at December 31, 2023. Total deposits decreased $7.6 million and was offset by other borrowings, which increased $50.0 million. Total deposits decreased as noninterest-bearing demand deposits decreased by $48.1 million and savings and interest-bearing deposits decreased by $15.0 million, while time deposits increased $55.5 million.

Total shareholders' equity increased $7.9 million to $116.3 million at December 31, 2023, compared to $108.4 million at December 31, 2022. The increase was primarily attributable to a $3.8 million decrease in accumulated other comprehensive loss and a $3.9 million increase in retained earnings.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction and land development loans, and home equity loans. The Bank’s lending activity is concentrated on individuals, and small and medium-sized businesses primarily in its market areas. As a provider of community-oriented financial services, the Bank does not attempt to further geographically diversify its loan portfolio by undertaking significant lending activity outside its market areas.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $128 thousand and $350 thousand at December 31, 2023 and 2022, respectively; with $128 thousand scheduled to mature in the first and second quarters of 2026. The Company believes these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional ACLL through additional provision for credit losses charged to earnings.

The loan portfolio includes loans that were acquired through business combinations. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $1.9 million and $2.5 million, as of December 31, 2023 and 2022, respectively, which are amortized over the life of the loans.

The loan portfolio also includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $1.9 million and $2.5 million, as of December 31, 2023 and 2022, respectively.

Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $24.6 million as of December 31, 2023, which included unamortized premiums totaling $7.9 million, compared to loans totaling $22.3 million as of December 31, 2022, which included unamortized premiums totaling $7.4 million.

Loans increased $48.9 million to $969.4 million at December 31, 2023, compared to $920.5 million at December 31, 2022. Other real estate loans increased by $28.8 million, residential real estate loans increased by $12.9 million, consumer and other loans increased by $4.5 million, commercial, and industrial loans increased by $1.8 million, and construction and land development loans increased by $840 thousand.

The following table sets forth the maturities of the loan portfolio at December 31, 2023 (in thousands):

	Maturity/Repricing Schedule of Loans Held for Investment
	December 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Variable Rate:
Within 1 year	$8,264	$8,324	$6,103	$14,835	$364	$37,890
1 to 5 years	9,488	8,136	11,205	1,911	—	30,740
5 to 15 years	13,988	135,710	153,437	6,637	3,236	313,008
After 15 years	2,390	49,305	82,432	—	—	134,127
Fixed Rate:
Within 1 year	5,051	3,274	5,131	4,689	235	18,380
1 to 5 years	1,805	20,593	95,231	46,230	7,733	171,592
5 to 15 years	7,095	83,106	91,907	36,648	468	219,224
After 15 years	4,599	35,921	1,825	2,124	—	44,469
	$52,680	$344,369	$447,271	$113,074	$12,036	$969,430

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $0 and $184 thousand in assets classified as OREO at December 31, 2023 and 2022, respectively.

Non-performing assets totaled $6.8 million and $2.9 million at December 31, 2023 and 2022, representing approximately 0.48% and 0.21% of total assets, respectively.  Non-performing assets consisted of $6.8 million of non-accrual loans at December 31, 2023.  Non-performing assets consisted of $184 thousand of OREO and $2.7 million of non-accrual loans and at December 31, 2022.

At December 31, 2023, 92.1% of non-performing assets were commercial and industrial loans, 7.3% were residential real estate loans, 0.6% construction loans. Non-performing assets could increase due to the deterioration of other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $287 thousand and $2.3 million at December 31, 2023 and December 31, 2022, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

There were $524 thousand loans greater than 90 days past due and still accruing at December 31, 2023. There were no loans greater than 90 days past due and still accruing at December 31, 2022.

During the fourth quarter of 2020 and the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic by lowering borrower’s loan payments with interest only payments for periods ranging between 6 and 24 months. Modified loans totaled $9.1 million at December 31, 2022, which were all in the Bank’s commercial real estate loan portfolio.  All of these loans resumed regular payments during 2023.

The ACLL represents management’s analysis of the existing loan portfolio and related credit risks. The provision for credit losses is based upon management’s current estimate of the amount required to maintain an adequate ACLL reflective of the risks in the loan portfolio. The allowance for credit losses on loans totaled $12.0 million at December 31, 2023 and $7.4 million at December 31, 2022, representing 1.24% and 0.81% of total loans, respectively. The Company determined that the historical loss analysis and the qualitative adjustment factors that established the general reserve component of the ACLL were appropriate at December 31, 2023. The allowance for credit losses on loans as a percentage of total loans increased to 1.24% at December 31, 2023 compared to 0.81% at December 31, 2022 as a result of a $2.9 million increase in the general reserve and a $1.8 million increase in the specific reserve component of the ACLL.

For further discussion regarding the ACLL, see “Provision for Credit Losses” above.

A recovery of credit losses of $593 thousand was recorded in the other real estate class during the year ended December 31, 2023. The recovery of credit losses resulted primarily from a decrease in the general reserve. This recovery was offset by provision for credit losses totaling $6.5 million in the construction and land development, 1-4 family residential, commercial and industrial, and consumer loan classes.  For more detailed information regarding the provision for credit losses on loans, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Loans individually evaluated for impairment totaled $6.8 million and $2.7 million at December 31, 2023 and 2022, respectively. The related allowance for credit losses required for these loans totaled $2.7 million and $888 thousand at December 31, 2023 and December 31, 2022, respectively.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for credit losses on loans charged to expense was based on factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the ACLL, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered, and the changes in the ACLL (dollars in thousands).

	Allowance for credit losses
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the year ended December 31, 2022:
Balance at beginning of year	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	(32)	(491)	(529)
Recoveries	10	19	15	145	226	415
Provision for (recovery of) credit losses	191	18	364	1,043	234	1,850
Balance at end of year	$546	$1,108	$3,609	$1,874	$309	$7,446

Average loans	$49,671	$308,276	$399,395	$107,561	$8,085	$872,988
Ratio of net (recoveries) charge-offs to average loans	-0.02%	0.00%	0.00%	-0.11%	3.28%	0.01%

For the year ended December 31, 2023:
Balance at beginning of year	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for (recovery of) credit losses	79	654	(593)	5,526	251	5,917
Balance at end of year	$312	$3,159	$4,698	$3,706	$99	$11,974

Average loans	$49,950	$337,278	$427,094	$112,822	$9,868	$937,012
Ratio of net (recoveries) charge-offs to average loans	0.00%	0.00%	0.00%	2.93%	2.39%	0.38%

The following table shows the balance of the Bank’s ACLL allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

Allocation of Allowance for Credit Losses
	At December 31,
	2023	2022
Allocation of Allowance for Credit Losses:
Real estate loans:
Construction and land development	$312	$546
Secured by 1-4 family	3,159	1,108
Other real estate loans	4,698	3,609
Commercial and industrial	3,706	1,874
Consumer and other loans	99	309
Total allowance for credit losses	$11,974	$7,446
Ratios of loans to total period-end loans:
Real estate loans:
Construction and land development	5.4%	5.6%
Secured by 1-4 family	35.5%	36.0%
Other real estate loans	46.1%	45.5%
Commercial and industrial	11.7%	12.1%
Consumer and other loans	1.2%	0.8%
	100.0%	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2023	2022
Non-accrual loans	$6,763	$2,673
Other real estate owned	—	184
Total non-performing assets	$6,763	$2,857
Loans past due 90 days accruing interest	524	—
Total non-performing assets and past due loans	$7,287	$2,857
Troubled debt restructurings	$—	$101
Non-performing assets to period end loans	0.75%	0.31%

The following table summarizes the Company's credit ratios on a consolidated basis as of December 31, 2023 and 2022.

	Consolidated Credit Ratios
	December 31, 2023
	2023	2022
Total Loans	$969,430	$920,523
Nonaccrual loans	$6,763	$2,673
Allowance for credit losses (ACL)	$11,974	$7,446
Nonaccrual loans to total loans	0.70%	0.29%
ACL to total loans	1.24%	0.81%
ACL to nonaccrual loans	177.05%	278.56%

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The Company performed an evaluation of the purchased loans, which resulted in a loss classification for $1.7 million of the loans and $830 thousand of their unamortized premiums. The classifications resulted in charge offs of the loans and unamortized premiums totaling $2.5 million to the allowance for credit losses on loans during the fourth quarter of 2023.  On December 31, 2023, loans purchased from the finance company totaled $24.5 million, which was comprised of $16.6 million of loan balances and unamortized premiums totaling $7.9 million. The Company determined that $2.4 million of the loans were non-accrual and thus were individually evaluated. Specific reserves on the individually evaluated loans were included in the Company’s allowance for credit losses on loans. The remaining $22.1 million of loans were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On December 31, 2023, there was a total of 172 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 7.5 years.

Securities

Securities totaled $303.2 million at December 31, 2023, a decrease of $14.8 million, or 4.7%, from $318.0 million at the end of 2022. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2023, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $61 thousand and $99 thousand at December 31, 2023 and 2022, respectively. Gross unrealized losses in the available for sale portfolio totaled $20.7 million and $24.0 million at December 31, 2023 and 2022, respectively.  Gross unrealized gains in the held to maturity portfolio totaled $107 thousand and $0 at December 31, 2023 and 2022, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $10.8 million and $11.4 thousand at December 31, 2023 and 2022, respectively.  The change in the unrealized gains and losses of investment securities from December 31, 2022 to December 31, 2023 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The Company evaluated securities available for sale in an unrealized loss position for credit related impairment and determined that no allowance for credit losses was necessary at December 31, 2023 and 2022.  At December 31, 2023, the allowance for credit losses on held to maturity securities was $107 thousand.  There was no allowance for credit losses on held to maturity securities at December 31, 2022.

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

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2023 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2023
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. Treasury securities
Amortized cost	$29,703	$21,858	$—	$—	$51,561
Market value	$29,489	$20,657	$—	$—	$50,146
Weighted average yield	3.46	2.22%	—%	—%	2.94%
U.S. agency and mortgage-backed securities
Amortized cost	$—	$17,511	$29,535	$144,508	$191,554
Market value	$—	$16,299	$27,552	$126,574	$170,425
Weighted average yield	—%	2.33%	3.05%	2.39%	2.49%
Obligations of state and political subdivisions
Amortized cost	$1,747	$6,420	$24,379	$43,148	$75,694
Market value	$1,739	$6,308	$21,933	$37,440	$67,420
Weighted average yield	3.57%	3.27%	2.25%	2.53%	2.53%
Corporate debt securities
Amortized cost	$—	$—	$3,000	$—	$3,000
Market value	$—	$—	$2,480	$—	$2,480
Weighted average yield	—%	—%	4.50	—%	4.50%
Restricted securities
Amortized cost	$—	$—	$—	$2,078	$2,078
Market value	$—	$—	$—	$2,078	$2,078
Weighted average yield	—%	—%	—%	5.36%	5.36%
Total portfolio
Amortized cost	$31,450	$45,789	$56,914	$189,734	$323,887
Market value	$31,228	$43,264	$51,965	$166,092	$292,549
Weighted average yield (1)	3.47%	2.41%	2.79%	2.46%	2.61%

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

As of December 31, 2023, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2023, deposits totaled $1.2 billion, decreasing slightly by $7.6 million, from $1.2 billion at December 31, 2022.  There was a change in the deposit mix when comparing the periods. At December 31, 2023, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 31%, 54%, and 15% of total deposits, respectively, compared to 34%, 55%, and 11% at December 31, 2022.

The following tables include a summary of average deposits and average rates paid (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2023		2022
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$397,932	—%	$426,823	—%
Interest-bearing deposits:
Interest checking	$269,551	1.68%	$295,530	0.47%
Money market	219,655	2.22%	218,783	0.43%
Savings	173,075	0.12%	205,532	0.08%
Time deposits:
Less than $100	84,387	1.94%	74,616	0.46%
Greater than $100	82,184	2.77%	62,036	0.69%
Brokered deposits	3,061	3.70%	556	0.57%
Total interest-bearing deposits	$831,913	1.64%	$857,053	0.38%
Total deposits	$1,229,845		$1,283,876

The table above includes brokered deposits greater than $100 thousand.

As of December 31, 2023 the estimated amount of total uninsured deposits was $368.2 million.  Maturities of the estimated amount of uninsured time deposits at December 31, 2023 are presented in the table below.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Maturities of Uninsured Time Deposits
December 31, 2023
3 months or less	$5,157
3-6 months	5,555
6-12 months	4,967
Over 12 months	7,802
$23,481

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program, and available lines of credit totaled $512.7 million on December 31, 2023, and $417.2 million on December 31, 2022.  Available lines of credit from other institutions included in the total amount above was $351.4 million on December 31, 2023, and $287.3 million on December 31, 2022. The available lines of credit were comprised of secured and unsecured lines of credit and the Bank had no borrowings on the lines as of December 31, 2023 and December 31, 2022.

The Bank maintains liquidity to fund loan growth and meet the potential demand from its deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $368.2 million on December 31, 2023, and $261.7 million on December 31, 2022. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $286.2 million on December 31, 2023, and $185.3 million on December 31, 2022.

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

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2023	2022
Commitments to extend credit and unfunded commitments under lines of credit	$194,242	$158,297
Stand-by letters of credit	11,615	17,950

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

At December 31, 2023, the Bank had $1.2 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At December 31, 2023, the cash flow hedges had a fair value of $2.5 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 24 to the Consolidated Financial Statements included in this Form 10-K.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2023, and 2022 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2023	2022
Common equity Tier 1 capital	$129,840	$132,103
Tier 1 capital	129,840	132,103
Tier 2 capital	12,493	7,446
Total risk-based capital	142,333	139,549
Risk-weighted assets	1,012,843	955,779
Capital ratios:
Common equity Tier 1 capital ratio	12.82%	13.82%
Tier 1 capital ratio	12.82%	13.82%
Total capital ratio	14.05%	14.60%
Leverage ratio (Tier 1 capital to average assets)	9.31%	9.36%
Capital conservation buffer ratio(1)	6.05%	6.60%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2023 and 2022.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and would not be required to report or calculate risk-based capital. Although the Bank did not opt into the CBLR framework at December 31, 2023, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2022, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company could repurchase up to $5.0 million of its outstanding common stock through December 31, 2023.  During the year ended December 31, 2023 the Company repurchased 37,532 shares of its common stock at an average price of $15.14 per share.  The Company did not repurchase any shares during the year ended December 31, 2022.

The Company issued $5.0 million of subordinated debt in June 2020. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company used the proceeds of the issuance for general corporate purposes.  The subordinated debt issued consisted of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines.

First Bank remained well-capitalized at December 31, 2023.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 29, 2024
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2023. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2023. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2023 end of year consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1, 3 and 4 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses – Loans Collectively Evaluated

Description of the Matter

As further described in Notes 1, 3 and 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13,  Financial Instruments –  Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $9.3 million of the total recorded ACLL of $12.0 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

For collectively evaluated loans, the quantitative component consists of loss estimates derived from a discounted cash flow model, using internal observations of historical loan losses. These loss rates are further adjusted over a reasonable and supportable forecast period based on the identified loss drivers. These estimates consider large amounts of data in tabulating default, loss given default, and prepayment speeds and require complex calculations as well as management judgment in the selection of the appropriate inputs. In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include:  variability in the economic forecast, changes in the volume and severity of classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other risks not embedded in the data utilized in the model.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for determining its ACLL, including the underlying methodology and significant inputs to the calculation.
●	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
■

Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cash flow methodology, including the identification of loan pools, loss driver assumptions, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

■	Evaluating management’s selection of forecasting inputs and testing the accuracy of management’s incorporation of its forecasts in the collectively evaluated ACLL estimate.
■	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
■	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
■	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia

March 29, 2024

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except share and per share data)

	2023	2022
Assets
Cash and due from banks	$17,194	$20,784
Interest-bearing deposits in banks	69,967	46,130
Securities available for sale, at fair value	152,857	162,907
Securities held to maturity, at amortized cost (net of allowance for credit losses of $107 at December 31, 2023)	148,244	153,158
Restricted securities, at cost	2,078	1,908
Loans, net of allowance for credit losses, 2023, $11,974, 2022, $7,446	957,456	913,077
Other real estate owned, net of valuation allowance, 2023, $0, 2022, $13	—	184
Premises and equipment, net	22,142	21,876
Accrued interest receivable	4,655	4,543
Bank owned life insurance	24,902	24,531
Core deposit intangibles, net	117	136
Goodwill	3,030	3,030
Other assets	16,653	17,119
Total assets	$1,419,295	$1,369,383

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$379,208	$427,344
Savings and interest-bearing demand deposits	662,169	677,139
Time deposits	192,349	136,849
Total deposits	$1,233,726	$1,241,332
Other borrowings	50,000	—
Subordinated debt	4,997	4,995
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	5,022	5,417
Total liabilities	$1,303,024	$1,261,023

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2023, 6,263,102 shares, 2022, 6,264,912 shares	7,829	7,831
Surplus	32,950	32,716
Retained earnings	94,198	90,284
Accumulated other comprehensive (loss), net	(18,706)	(22,471)
Total shareholders’ equity	$116,271	$108,360
Total liabilities and shareholders’ equity	$1,419,295	$1,369,383

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

(in thousands, except per share data)

	2023	2022
Interest and Dividend Income
Interest and fees on loans	$49,293	$41,720
Interest on deposits in banks	1,809	1,223
Interest and dividends on securities:
Taxable interest	5,286	5,131
Tax-exempt interest	1,220	1,229
Dividends	111	92
Total interest and dividend income	$57,719	$49,395
Interest Expense
Interest on deposits	$13,660	$3,273
Interest on federal funds purchased	1	—
Interest on subordinated debt	277	277
Interest on junior subordinated debt	271	270
Interest on other borrowings	97	—
Total interest expense	$14,306	$3,820
Net interest income	$43,413	$45,575
Provision for credit losses	6,150	1,850
Net interest income after provision for credit losses	$37,263	$43,725
Noninterest Income
Service charges on deposit accounts	$2,780	$2,677
ATM and check card fees	3,449	3,300
Wealth management fees	3,120	3,008
Fees for other customer services	770	839
Brokered mortgage fees	119	245
Income from bank owned life insurance	627	597
Net (losses) on securities available for sale	—	(2,004)
Net gains (losses) on disposal of premises and equipment	47	(29)
Gain on sale of other investment	186	2,885
Other operating income	686	1,103
Total noninterest income	$11,784	$12,621

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2023 and 2022

(in thousands, except per share data)

	2023	2022
Noninterest Expense
Salaries and employee benefits	$21,039	$20,709
Occupancy	2,154	2,218
Equipment	2,377	2,300
Marketing	910	813
Supplies	576	528
Legal and professional fees	1,647	1,414
ATM and check card expenses	1,578	1,370
FDIC assessment	633	463
Bank franchise tax	1,040	930
Data processing expense	1,047	989
Amortization expense	18	19
Other real estate (gain) loss and expense, net	(199)	(106)
Other operating expense	4,422	3,950
Total noninterest expense	$37,242	$35,597
Income before income taxes	$11,805	$20,749
Income tax expense	2,181	3,952
Net income	$9,624	$16,797
Earnings per common share
Basic	$1.54	$2.69
Diluted	$1.53	$2.68

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Net income	$9,624	$16,797
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on available for sale securities, net of tax $697 and ($5,327), respectively	2,621	(20,033)
Unrealized holding losses on securities transferred from available for sale to held to maturity, net of tax ($1,638). There were no securities transferred for the year ended December 31, 2023	—	(6,160)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $344 and $125, respectively	1,295	468
Reclassification adjustment for losses included in net income, net of tax $0 and $421, respectively	—	1,583
Change in fair value of cash flow hedges, net of tax ($40) and $365, respectively	(151)	1,373
Total other comprehensive income (loss)	3,765	(22,769)
Total comprehensive income (loss)	$13,389	$(5,972)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Cash Flows from Operating Activities
Net income	$9,624	$16,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,597	1,495
Amortization of core deposit intangibles	19	18
Amortization of debt issuance costs	2	2
Provision for credit losses on loans	5,917	1,850
Provision for credit losses on unfunded commitments	260	—
Fair value adjustments on other real estate owned	—	13
Losses on securities available for sale	—	2,004
Net gains on sale of other real estate owned	(233)	(176)
Increase in cash value of bank owned life insurance	(627)	(597)
Accretion of discounts and amortization of premiums on securities, net	932	1,152
Accretion of premium on time deposits	(86)	(187)
Accretion of certain acquisition-related discounts, net	(594)	(1,130)
Stock-based compensation	753	785
Excess tax benefits on stock-based compensation	4	3
(Gains) losses on disposal of premises and equipment	(47)	29
Deferred income tax expense (benefit)	(399)	(241)
Changes in assets and liabilities:
(Increase) in interest receivable	(112)	(640)
(Increase) decrease in other assets	188	4,918
(Decrease) increase in accrued interest payable and other liabilities	(808)	677
Net cash provided by operating activities	$16,390	$26,772
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$12,462	$39,100
Proceeds from maturities, calls, and principal payments of securities held to maturity	8,485	9,239
Purchases of securities available for sale	—	(21,147)
Purchases of securities held to maturity	(2,091)	(54,038)
Net purchase of restricted securities	(170)	(95)
Purchase of premises and equipment, net	(1,866)	(1,181)
Proceeds from sale of premises and equipment	50	—
Proceeds from sale of other real estate owned	417	2,011
Proceeds from cash value of bank owned life insurance	256	360
Net (increase) in loans	(51,888)	(94,389)
Net cash used in investing activities	$(34,345)	$(120,140)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(63,106)	$1,297
Net increase (decrease) in time deposits	55,586	(8,530)
Increase in other borrowings	50,000	—
Repayment of subordinated debt	—	(5,000)
Cash dividends paid on common stock, net of reinvestment	(3,596)	(3,308)
Repurchase of common stock, stock incentive plan	(568)	(183)
Repurchase of common stock, stock repurchase plan	(114)	—
Net cash provided by (used in) financing activities	$38,202	$(15,724)
Increase (decrease) in cash and cash equivalents	$20,247	$(109,092)
Cash and Cash Equivalents
Beginning	66,914	176,006
Ending	$87,161	$66,914
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,355	$3,996
Income taxes	$3,426	$3,365
Supplemental Disclosures of Noncash Transactions
Unrealized gain (losses) on securities available for sale	$3,318	$(23,356)
Unrealized losses on securities transferred from available for sale to held to maturity	$—	$(7,205)
Fair value of securities transferred from available for sale to held to maturity	$—	$74,416
Change in fair value of cash flow hedges	$(191)	$1,738
Transfer from premises and equipment to other real estate owned, net	$—	$(184)
Lease liabilities arising from obtaining right-of-use assets during the period	$20	$491
Issuance of common stock, dividend reinvestment plan	$161	$194

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	16,797	—	16,797
Other comprehensive (loss)	—	—	—	(22,769)	(22,769)
Cash dividends on common stock ($0.56 per share)	—	—	(3,503)	—	(3,503)
Stock-based compensation	—	785	—	—	785
Issuance of 10,384 shares common stock, dividend reinvestment plan	13	181	—	—	194
Issuance of 34,634 shares common stock, stock incentive plan	43	(43)	—	—	—
Repurchase of 8,283 shares of common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,953)	—	(1,953)
Net income	—	—	9,624	—	9,624
Other comprehensive income	—	—	—	3,765	3,765
Cash dividends on common stock ($0.60 per share)	—	—	(3,757)	—	(3,757)
Stock-based compensation	—	753	—	—	753
Issuance of 9,214 shares common stock, dividend reinvestment plan	12	149	—	—	161
Issuance of 33,002 shares common stock, stock incentive plan	41	(41)	—	—	—
Repurchase of 6,495 shares common stock, stock incentive plan	(8)	(106)	—	—	(114)
Repurchase of 37,532 shares common stock, stock repurchase plan	(47)	(521)	—	—	(568)
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that require the most subjective or complex judgments relate to the allowance for credit losses, loans acquired in a business combination, and goodwill.

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

The Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which are influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, structure, credit enhancement, and other factors.

If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than

The Company evaluates the credit risk of its HTM securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on an individual basis based on the probability of default/loss given default methodology. The primary indicators of credit quality for the Company’s HTM portfolio are security type and credit rating, which is influenced by a number of factors including obligor cash flow, geography, seniority, and others. The majority of the Company’s HTM securities with credit risk are obligations of states and political subdivisions.

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

Commercial and Industrial Loans: Commercial loans may be unsecured or secured with non-real estate commercial property. The Company's banking subsidiary makes commercial loans to businesses located within its market area and also to businesses outside of its market area through loan participations with other financial institutions and through the purchase of commercial loans through third party lending programs. Loans originated under the SBA's PPP are also included in this loan class.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the ACLL and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  Interest income includes amortization of purchase premiums and discounts, recognized evenly over the life of the loans.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2023  and 2022 . Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2023 and 2022 was $573 thousand and $455 thousand, respectively.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.  The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $2.2 million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $153 thousand, which is recorded within other liabilities.  The Company recorded an allowance for credit losses for held to maturity securities of $134 thousand, which is presented as a reduction to held to maturity securities outstanding.  The Company recorded a net decrease to retained earnings of $2.0 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded.  Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Company adopted ASC 326 using the prospective transition approach for purchase credit deteriorated (PCD) assets that were previously classified as purchase credit impaired (PCI) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  As of December 31, 2023, the Company had no loans classified as PCD.

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

	January 1, 2023	December 31, 2022
	As reported Under	Pre-ASC 326	Impact of ASC
(dollars in thousands)	ASC 326	Adoption	326 Adoption
Assets:
Allowance for credit losses on held to maturity securities:
Corporate securities	134	-	134

Allowance for credit losses on loans:			-
Construction and land development	233	546	(313)
Secured by 1-4 family residential	2,517	1,108	1,409
Other real estate loans	5,311	3,609	1,702
Commercial and industrial loans	1,487	1,874	(387)
Consumer and other loans	84	309	(225)
Allowance for credit losses on loans	9,632	7,446	2,186

Liabilities:
Allowance for credit losses for unfunded commitments	153	-	153

Allowance for Credit Losses - Held-to-Maturity Securities

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company recorded an allowance for credit losses on held-to-maturity securities of $134 thousand upon adoption of ASC 326.  During the year ended December 31, 2023, the Company recorded a recovery of credit losses on held-to-maturity securities of $107 thousand.   There was no allowance for credit losses on held-to-maturity securities at December 31, 2022.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled $769 thousand at  December 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans

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

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following eight quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted.  The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively.  The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2023 and 2022 were as follows (in thousands):

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,476	$—	$(1,026)	$11,450	$—
U.S. agency and mortgage-backed securities	96,937	55	(12,192)	84,800	—
Obligations of states and political subdivisions	64,045	6	(7,444)	56,607	—
Total securities available for sale	$173,458	$61	$(20,662)	$152,857	$—
Securities held to maturity:
U.S. Treasury securities	$39,085	$—	$(389)	$38,696	$—
U.S. agency and mortgage-backed securities	94,617	—	(8,992)	85,625	—
Obligations of states and political subdivisions	11,649	107	(943)	10,813	—
Corporate debt securities	3,000	—	(520)	2,480	(107)
Total securities held to maturity	$148,351	$107	$(10,844)	$137,614	$(107)
Total securities	$321,809	$168	$(31,506)	$290,471	$(107)

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$12,468	$—	$(1,239)	$11,229
U.S. agency and mortgage-backed securities	109,972	95	(13,149)	96,918
Obligations of states and political subdivisions	64,386	4	(9,630)	54,760
Total securities available for sale	$186,826	$99	$(24,018)	$162,907
Securities held to maturity:
U.S. Treasury securities	$38,211	$—	$(568)	$37,643
U.S. agency and mortgage-backed securities	99,374	—	(9,189)	90,185
Obligations of states and political subdivisions	12,573	—	(1,252)	11,321
Corporate debt securities	3,000	—	(352)	2,648
Total securities held to maturity	$153,158	$—	$(11,361)	$141,797
Total securities	$339,984	$99	$(35,379)	$304,704

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,450	$(1,026)	$11,450	$(1,026)
U.S. agency and mortgage-backed securities	1,281	(29)	78,800	(12,163)	80,081	(12,192)
Obligations of states and political subdivisions	4,469	(215)	47,004	(7,229)	51,473	(7,444)
Total securities available for sale	$5,750	$(244)	$137,254	$(20,418)	$143,004	$(20,662)

	2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,041	$(932)	$2,188	$(307)	$11,229	$(1,239)
U.S. agency and mortgage-backed securities	27,282	(1,945)	62,342	(11,204)	89,624	(13,149)
Obligations of states and political subdivisions	24,689	(2,581)	26,362	(7,049)	51,051	(9,630)
Total securities available for sale	$61,012	$(5,458)	$90,892	$(18,560)	$151,904	$(24,018)
Securities held to maturity:
U.S. Treasury securities	$19,302	$(258)	$18,342	$(310)	$37,644	$(568)
U.S. agency and mortgage-backed securities	58,019	(6,848)	32,167	(2,341)	90,186	(9,189)
Obligations of states and political subdivisions	8,648	(1,008)	2,672	(244)	11,320	(1,252)
Corporate debt securities	2,648	(352)	—	—	2,648	(352)
Total securities held to maturity	$88,617	$(8,466)	$53,181	$(2,895)	$141,798	$(11,361)
Total securities	$149,629	$(13,924)	$144,073	$(21,455)	$293,702	$(35,379)

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2023 and 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At December 31, 2023 and 2022, all AFS securities were current with no securities past due or on non- accrual and no ACL was held against the Company’s AFS securities portfolio.
At  December 31, 2023 , the allowance for credit losses on held to maturity securities was $107 thousand.  There was no allowance for credit losses on held to maturity securities at December 31, 2022.

At December 31, 2023, there were 3 out of 3 U.S. Treasury securities, 93 out of 108 U.S. agency and mortgage-backed securities, 85 out of 99 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.9 years at December 31, 2023. At December 31, 2022, there were 11 out of 11 U.S. Treasury securities, 126 out of 143 U.S. agency and mortgage-backed securities and 107 out of 116 obligations of states and political subdivisions, and one of one corporate debt securities in an unrealized loss position.  One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2022. The weighted- average re-pricing term of the portfolio was 6.5 years at December 31, 2022. The unrealized losses at December 31, 2023 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2023 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$760	$758	$30,690	$30,470
Due after one year through five years	23,155	21,736	22,634	21,529
Due after five years through ten years	36,990	33,779	19,830	18,092
Due after ten years	112,553	96,584	75,197	67,523
	$173,458	$152,857	$148,351	$137,614

Proceeds from maturities, calls, principal payments, and sales of secur ities available for sale during 2023 and  2022 were $12.5 million and $39.1 million, respectively.  There were no gains or losses realized in 2023.   Gross losses of $2.0 million were realized on calls and sales during  2023 .

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2023  and 2022  were $7.6 million and $9.3 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2023  or 2022 . The Company did not realize any gross gains or gross losses on held to maturity securities during 2023  or 2022 .

Securities having a fair value of $184.4 million and $134.5 million at December 31, 2023 and 2022 were pledged to secure public deposits and for other purposes required by law.

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

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at December 31, 2023, and no impairment has been recognized.

The composition of restricted securities at December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Federal Home Loan Bank stock	$965	$796
Federal Reserve Bank stock	981	980
Community Bankers’ Bank stock	132	132
	$2,078	$1,908

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $642 thousand and $599 thousand at December 31, 2023 and 2022, respectively.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2023, and 2022 aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
December 31, 2023
Aaa	$39,085	$22,936	$2,807	$—	$64,828
Aa1 / Aa2 / Aa3	—	—	8,842	—	8,842
A1 / A2 / A3	—	—	—	—	—
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	71,681	—	—	71,681
Not rated - Non Agency	—	—	—	—	—
Total	$39,085	$94,617	$11,649	$3,000	$148,351
December 31, 2022
Aaa	$38,211	$22,706	$3,126	$—	$64,043
Aa1 / Aa2 / Aa3	—	—	9,447	—	9,447
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	76,668	—	—	76,668
Not rated - Non Agency	—	—	—	—	—
Total	$38,211	$99,374	$12,573	$3,000	$153,158

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following table summarizes the change in the allowance for credit losses on held to maturity securities for the year ended December 31, 2023.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2022	$—	$—	$—	$—	$—
Adjustment for adoption of ASU 2016-13	—	—	—	134	134
Provision for credit losses	—	—	—	10	10
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	(37)	(37)
Balance, December 31, 2023	$—	$—	$—	$107	$107

At December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of December 31, 2023.

Note 3. Loans

Loans at December 31, 2023 and 2022 are summarized as follows (in thousands):

	2023	2022
Real estate loans:
Construction and land development	$52,680	$51,840
Secured by 1-4 family residential	344,369	331,421
Other real estate	447,272	418,456
Commercial and industrial loans	113,074	111,225
Consumer and other loans	12,035	7,581
Total loans	$969,430	$920,523
Allowance for credit losses	(11,974)	(7,446)
Loans, net	$957,456	$913,077

Net deferred loan fees included in the above loan categories were $1.1 million and $838 thousand at December 31, 2023 and 2022, respectively. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $1.9 million at December 31, 2023 and $2.5 million at December 31, 2022.  Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $7.9 million as of December 31, 2023 and $7.4 million as of December 31, 2022. Consumer and other loans included $222 thousand and $197 thousand of demand deposit overdrafts at December 31, 2023 and 2022, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$183	$4	$38	$225	$52,455	$52,680	$38	$—
1-4 family residential	1,364	350	392	2,106	342,263	344,369	495	245
Other real estate	—	—	82	82	447,190	447,272	—	82
Commercial and industrial	252	316	197	765	112,309	113,074	6,230	197
Consumer and other loans	33	—	—	33	12,002	12,035	—	—
Total	$1,832	$670	$709	$3,211	$966,219	$969,430	$6,763	$524

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$115	$20	$1,045	$1,180	$50,660	$51,840	$1,045	$—
1-4 family residential	1,033	60	207	1,300	330,121	331,421	530	—
Other real estate	109	—	—	109	418,347	418,456	13	—
Commercial and industrial	31	130	1,085	1,246	109,979	111,225	1,085	—
Consumer and other loans	26	25	—	51	7,530	7,581	—	—
Total	$1,314	$235	$2,337	$3,886	$916,637	$920,523	$2,673	$—

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2023 and 2022 of loans acquired in business combinations were as follows:

	Acquired Loans - Purchased Performing
(Dollars in thousands)	2023	2022
Outstanding principal balance	$164,028	$187,017

Carrying amount
Real estate loans:
Construction and land development	$7,851	$9,823
Secured by 1-4 family residential	36,290	42,915
Other real estate loans	94,882	103,521
Commercial and industrial loans	19,611	24,661
Consumer and other loans	3,451	3,560
Total acquired loans	$162,085	$184,480

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of  December 31, 2023 (in thousands).

	December 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Pass	$2,477	$2,925	$4,350	$3,450	$2,085	$2,859	$34,496	$52,642
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	38	—	38
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$2,477	$2,925	$4,350	$3,450	$2,085	$2,897	$34,496	$52,680

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$43,029	$77,196	$64,063	$41,192	$31,509	$76,295	$10,303	$343,587
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	98	19	—	—	665	—	782
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$43,029	$77,294	$64,082	$41,192	$31,509	$76,960	$10,303	$344,369

Current period gross write-offs	$—	$59	$—	$—	$—	$—	$—	$59

Other real estate loans
Pass	$51,560	$94,666	$90,089	$41,186	$36,747	$122,755	$10,269	$447,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$51,560	$94,666	$90,089	$41,186	$36,747	$122,755	$10,269	$447,272

Current period gross write-offs	$—	$—	$—	$—	$—	$34	$—	$34

Commercial and industrial
Pass	$22,086	$26,755	$20,352	$4,102	$4,448	$8,276	$20,825	$106,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	58	3,757	1,453	—	167	795	—	6,230
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$22,144	$30,512	$21,805	$4,102	$4,615	$9,071	$20,825	$113,074

Current period gross write-offs	$315	$1,121	$1,139	$624	$—	$253	$—	$3,452

Consumer and other loans
Pass	$3,021	$1,203	$311	$1,471	$2,172	$14	$3,843	$12,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$3,021	$1,203	$311	$1,471	$2,172	$14	$3,843	$12,035

Current period gross write-offs	$366	$57	$4	$15	$3	$3	$—	$448

The following tables provide an analysis of the credit risk profile of each loan class as of  December 31, 2022 (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$50,795	$—	$1,045	$—	$51,840
Secured by 1-4 family residential	330,590	—	831	—	331,421
Other real estate	416,559	1,884	13	—	418,456
Commercial and industrial	110,065	75	1,085	—	111,225
Consumer and other loans	7,581	—	—	—	7,581
Total	$915,590	$1,959	$2,974	$—	$920,523

Note 4. Allowance for Credit Losses

The following tables present, as of December 31, 2023 and 2022, the total Allowance for Credit Losses on Loans (ACLL) (previously Allowance for Loan Losses) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands).

	December 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for (recovery of) credit losses	79	654	(593)	5,526	251	5,917
Ending Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Ending Balance:
Individually evaluated	—	—	—	2,705	—	2,705
Collectively evaluated	312	3,159	4,698	1,001	99	9,269
Loans:
Ending Balance	52,680	344,369	447,272	113,074	12,035	969,430
Individually evaluated	38	495	—	6,230	—	6,763
Collectively evaluated	52,642	343,874	447,272	106,844	12,035	962,667

	December 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	(32)	(491)	(529)
Recoveries	10	19	15	145	226	415
Provision for loan losses	191	18	364	1,043	234	1,850
Ending Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Ending Balance:
Individually evaluated	—	—	—	888	—	888
Collectively evaluated	546	1,108	3,609	986	309	6,558
Loans:
Ending Balance	51,840	331,421	418,456	111,225	7,581	920,523
Individually evaluated	1,045	530	13	1,085	—	2,673
Collectively evaluated	50,795	330,891	418,443	110,140	7,581	917,850

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Real estate loans:
Construction and land development	$38	$—	$38	$1,045
Secured by 1-4 family residential	495	—	495	530
Other real estate loans	—	—	—	13
Commercial and industrial	—	6,230	6,230	1,085
Total	$533	$6,230	$6,763	$2,673

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

Impaired loans and the related allowance as of and for the periods ended  December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,412	$1,045	$—	$1,045	$—	$30	$75
Secured by 1-4 family	680	530	—	530	—	580	11
Other real estate loans	26	13	—	13	—	22	—
Commercial and industrial	1,084	—	1,085	1,085	888	650	40
Total	$4,202	$1,588	$1,085	$2,673	$888	$1,282	$126

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

For the year ended December 31, 2022, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2023  and December 31, 2022 . Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $223 thousand and $177 thousand during the years ended December 31, 2023  and 2022 , respectively.

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

•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	December 31, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$38	$—	$38
Secured by 1-4 family residential	495	—	495
Total	$533	$—	$533

At December 31, 2023, no allowance for credit losses was required on collateral-dependent loans.

Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company refers to loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, as modified loans. The Company accounts for modified loans consistently with its accounting policy for accounting for loan modifications. The ALLL on modified loans is measured using the same method as all other loans held for investment.

The Company evaluates all loan modifications according to the accounting guidance for loan refinancing and restructuring to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. If the modification meets the criteria to be accounted for as a new loan, any deferred fees and costs remaining prior to the modification are recognized in income and any new deferred fees and costs are recorded on the loan as part of the modification. If the modification does not meet the criteria to be accounted for as a new loan, any new deferred fees and costs resulting from the modification are added to the existing amortized cost basis of the loan.

The Company adopted the accounting guidance in ASU No. 2022-02 on January 1, 2023 that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company no longer applies its TDR accounting policy and instead accounts for modifications in accordance with its loan modifications policy stated in the preceding paragraphs.

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

During the year ended  December 31, 2023 there were no loans modified to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the year ended  December 31, 2023, there were no payment defaults of modified loans that were modified during the previous twelve months.

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

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  For the year ended December 31, 2023, the Company recorded a provision for credit losses for unfunded commitments of $260 thousand.  At December 31, 2023, the liability for credit losses on off-balance-sheet exposures included in other liabilities was $413 thousand.

Note 5. Other Real Estate Owned

Changes in the balance for OREO during the years ended  December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Balance at the beginning of year, net	$184	$1,848
Transfers from loans to other real estate owned	—	—
Transfers from property and equipment to other real estate owned	—	184
Acquired in merger	—	—
Sales proceeds	(417)	(2,011)
Gain on disposition	233	176
Balance at the end of year, gross	$—	$197
Less: valuation allowance	—	(13)
Balance at the end of year, net	$—	$184

There were no residential real estate properties included in the ending OREO balances at December 31, 2023 and 2022. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2023.

Net expenses applicable to OREO, other than the valuation allowance and gain on disposition, were $10 and $52 thousand for the years ended December 31, 2023 and 2022, respectively.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2023 and 2022 (in thousands):

	2023	2022
Land	$5,412	$5,412
Buildings and leasehold improvements	21,145	20,801
Furniture and equipment	8,237	8,081
Construction in process	962	8
	$35,756	$34,302
Less accumulated depreciation	13,614	12,426
Premises and equipment, net	$22,142	$21,876

Depreciation expense included in operating expenses for 2023 and 2022 was $1.6 million and $1.5 million, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $28.8 million and $18.8 million at December 31, 2023 and 2022, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2023 and 2022, brokered deposits totaled $3.9 million and $556 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2023, the scheduled maturities of time deposits were as follows (in thousands):

2024	$134,695
2025	44,530
2026	7,010
2027	3,763
2028	2,351
Thereafter	—
$192,349

Note 8. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2023. There were no borrowings outstanding on the line of credit at December 31, 2023. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 25, 2026.

The Bank had unused lines of credit totaling $368.2 million and $287.3 million available with non-affiliated banks at December 31, 2023 and 2022, respectively.  These available sources of credit included $247.7 million available from Federal Home Loan Bank of Atlanta (FHLB), $69.5 million available from the Federal Reserve Bank, and unsecured lines of credit with correspondent banks totaling $51.0 million.  The Bank can borrow up to 16% of its total assets through the blanket floating lien agreement with the FHLB.  The Bank had collateral pledged on the borrowing line at December 31, 2023 and 2022 including real estate loans totaling $397.4 million and $286.6 million, respectively, and FHLB stock with a book value of $965 thousand and $796 thousand, respectively.

Other borrowings increased $50.0 million during the year as the Bank borrowed funds in December 2023 from the Federal Reserve Bank through their Bank Term Funding Program. On December 31, 2023, borrowings totaled $50.0 million with a fixed interest rate of 4.85% and a maturity date of December 26, 2024. The Bank benefited from the borrowing by reducing interest rate risk and increasing net interest income.   Other borrowings totaled $50.0 million at December 31, 2023.  The Bank had no other borrowings on December 31, 2022.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note had a fixed interest rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at December 31, 2023. The note included a prepayment option beginning January 1, 2021 through the maturity date of October 1, 2025. The Company prepaid the note in full on January 1, 2022 without penalty.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $3 and $5 thousand at December 31, 2023 and 2022. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default. The note is an unsecured, subordinated obligation of the Company and it ranks junior in right of payment to the Company’s existing and future senior indebtedness and to the Company’s obligations to its general creditors. The note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the note.  The note ranks senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company. The note is not convertible into common stock or preferred stock, and is not callable by the holder.

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2023 and 2022 was 5.64% and 7.34%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2023 and 2022 was 5.59% and 5.34%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020.

Net deferred tax assets consisted of the following components at December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred Tax Assets
Allowance for credit losses	$2,624	$1,564
Acquisition accounting adjustments, net	420	570
Post-retirement benefits	214	188
Core deposit intangible	232	270
Unvested stock-based compensation	87	81
Reserve for letter of credit losses	44	88
Limited partnership investments	39	39
Lease liability	69	113
Unrealized loss on securities available for sale	5,495	6,536
NOL carryover - acquired from Fincastle	1,337	1,434
Loan origination fees, net	241	176
	$10,802	$11,059
Deferred Tax Liabilities
Depreciation	$638	$701
Right of use asset	69	112
Other real estate owned	—	29
Cash flow hedges	523	563
	$1,230	$1,405
Net deferred tax assets	$9,572	$9,654

The income tax expense for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Current tax expense	$2,580	$4,193
Deferred tax expense (benefit)	(399)	(241)
	$2,181	$3,952

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2023 and 2022, due to the following (in thousands):

	2023	2022
Computed tax expense at statutory federal rate	$2,479	$4,357
Increase in income taxes resulting from:
Other	29	8
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(156)	(252)
Income from bank owned life insurance	(171)	(161)
	$2,181	$3,952

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2023, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $17.1 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank is typically required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  The Federal Reserve adopted a rule in March 2020 eliminating the reserve requirement.  There were no required balances at  December 31, 2023 or December 31, 2022

Note 13. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2023 and 2022, expense attributable to the Plan amounted to $1.2 million and $1.2 million, respectively.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $126 thousand and $151 thousand for the years ended December 31, 2023 and 2022, respectively, and was solely funded by the Company.  The accrued supplemental executive retirement plan liability was $1.0 million and $894 thousand at  December 31, 2023 and 2022, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	2023	2022
(Numerator):
Net income	$9,624	$16,797
(Denominator):
Weighted average shares outstanding – basic	6,265,394	6,252,369
Potentially dilutive common shares – restricted stock units	13,711	6,988
Weighted average shares outstanding – diluted	6,279,105	6,259,357
Income per common share
Basic	$1.54	$2.69
Diluted	$1.53	$2.68

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

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2023	2022
Commitments to extend credit and unfunded commitments under lines of credit	$194,242	$158,297
Stand-by letters of credit	11,615	17,950

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

At December 31, 2023, the Bank had $1.2 million in locked-rate commitments to originate mortgage loans.   There were no loans held for sale at December 31, 2023. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2023 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.8 million.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and their affiliates) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2023 and 2022, these loans totaled $1.1 million and $1.1 million, respectively. During 2023, total principal additions were $133 thousand and total principal payments were $135 thousand.

Deposits from related parties held by the Bank at December 31, 2023 and 2022 amounted to $40.5 million and $27.5 million, respectively.

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

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2023 and 2022 (in thousands):

	Classification in the Consolidated Balance Sheets	2023	2022
Operating lease right-of-use asset	Other assets	$328	$535
Operating lease liability	Accrued interest payable and other liabilities	330	537

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2023 and 2022:

	2023	2022
Weighted average remaining lease term, in years	1.7	2.5
Weighted average discount rate	3.69%	3.51%

The following table presents the components of operating lease expense and supplemental cash flow information for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Lease Expense
Operating lease expense	$257	$247
Short-term lease expense	26	33
Total lease expense (1)	$283	$280

Cash paid for amounts included in lease liability	$240	$249
Right of use assets obtained in exchange for operating lease liabilities commencing during the period	$20	$491

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2023 (in thousands):

Twelve months ending December 31, 2024	$223
Twelve months ending December 31, 2025	99
Twelve months ending December 31, 2026	19
Twelve months ending December 31, 2027	—
Twelve months ending December 31, 2028	—
Total undiscounted cash flows	$341
Less: discount	(11)
Operating lease liability	$330

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

The Company issued 9,214 and 10,384 common shares to the DRIP during the years ended December 31, 2023 and 2022, respectively.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands).

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,450	$—	$11,450	$—
U.S. agency and mortgage-backed securities	84,800	—	84,800	—
Obligations of states and political subdivisions	56,607	—	56,607	—
Total securities available for sale	$152,857	$—	$152,857	$—
Derivatives - cash flow hedges	2,488	—	2,488	—
Total assets	$155,345	$—	$155,345	$—

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,229	$—	$11,229	$—
U.S. agency and mortgage-backed securities	96,918	—	96,918	—
Obligations of states and political subdivisions	54,760	—	54,760	—
Corporate debt securities	—	—	—	—
Total securities available for sale	$162,907	$—	$162,907	$—
Derivatives - cash flow hedges	2,679	—	2,679	—
Total assets	$165,586	$—	$165,586	$—

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2023 and 2022.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 (dollars in thousands).

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$533	$—	$—	$533

		Fair Value Measurements at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$184	$—	$—	$184
Impaired loans, net	$197	$—	$—	$197

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$533	Property appraisals	Selling cost	10.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$184	Property appraisals	Selling cost	10.00%
Impaired loans, net	197	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022 are as follows (in thousands):

		Fair Value Measurements at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$87,161	$87,161	$—	$—	$87,161
Securities available for sale	152,857	—	152,857	—	152,857
Securities held to maturity, net	148,244	—	137,507	—	137,507
Restricted securities	2,078	—	2,078	—	2,078
Loans, net	957,456	—	—	919,266	919,266
Bank owned life insurance	24,902	—	24,902	—	24,902
Accrued interest receivable	4,655	—	4,655	—	4,655
Derivatives - cash flow hedges	2,488	—	2,488	—	2,488
Financial Liabilities
Deposits	$1,233,726	$—	$1,041,377	$189,354	$1,230,731
FRB borrowings	50,000	—	—	49,987	49,987
Subordinated debt	4,997	—	—	5,412	5,412
Junior subordinated debt	9,279	—	—	8,493	8,493
Accrued interest payable	764	—	764	—	764

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$66,914	$66,914	$—	$—	$66,914
Securities available for sale	162,907	—	162,907	—	162,907
Securities held to maturity	153,158	—	141,797	—	141,797
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	913,077	—	—	880,473	880,473
Bank owned life insurance	24,531	—	24,531	—	24,531
Accrued interest receivable	4,543	—	4,543	—	4,543
Derivatives - cash flow hedges	2,679	—	2,679	—	2,679
Financial Liabilities
Deposits	$1,241,332	$—	$1,104,483	$131,304	$1,235,787
Subordinated debt	4,995	—	—	5,267	5,267
Junior subordinated debt	9,279	—	—	6,067	6,067
Accrued interest payable	163	—	163	—	163

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2023 and December 31, 2022 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$142,334	14.05%	$81,027	8.00%	$101,284	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$129,840	12.82%	$60,771	6.00%	$81,027	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$129,840	12.82%	$45,578	4.50%	$65,835	6.50%
Tier 1 Capital (to Average Assets)	$129,840	9.31%	$55,797	4.00%	$69,746	5.00%
December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$139,549	14.60%	$76,462	8.00%	$95,578	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$132,103	13.82%	$57,347	6.00%	$76,462	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$132,103	13.82%	$43,010	4.50%	$62,126	6.50%
Tier 1 Capital (to Average Assets)	$132,103	9.36%	$55,228	4.00%	$69,035	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at December 31, 2023 and December 31, 2022, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2023 and December 31, 2022, the capital conservation buffer of the Bank was 6.60% and 6.76%, respectively.

Note 21. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($5,327))	(20,033)	—	(20,033)
Unrealized holding losses on securities transferred from available for sale to held to maturity (net of tax ($1,638))	(6,160)	—	(6,160)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $125)	468	—	468
Reclassification adjustment (net of tax, $421)	1,583	—	1,583
Change in fair value (net of tax, $365)	—	1,373	1,373
Change during period	(24,142)	1,373	(22,769)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding gains (net of tax, $697)	2,621	—	2,621
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $344)	1,295	—	1,295
Change in fair value (net of tax, ($40))	—	(151)	(151)
Change during period	3,916	(151)	3,765
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2023	2022
Securities available for sale:
Net securities losses reclassified into earnings	$—	$2,004	Net (losses) on securities available for sale
Related income tax benefit	—	(421)	Income tax benefit
Total reclassifications	$—	$1,583	Net of tax

Note 22. Stock Compensation Plans

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

During 2023, the Company granted and issued 11,700 shares of common stock to members of the Board of Directors for their dedicated service and support. Also during 2023, the Company issued 21,302 shares of common stock to employees.  Compensation expense related to stock awards totaled $402 thousand and $481 thousand for the years ended December 31, 2023 and 2022, respectively.

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

On February 8, 2023, 13,727 restricted stock units were granted to employees with 4,580 units vesting immediately, 4,575 units vesting after one year, and 4,572 units vesting after two years.  The recipients do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipients become the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2023
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	29,181	$20.31
Granted	23,727	16.56
Vested	(11,401)	19.20
Forfeited	—	—
Unvested, December 31, 2023	41,507	$18.47

At December 31, 2023, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $351 thousand. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2023 and 2022 totaled $351 thousand and $304 thousand, respectively.

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

Gains and losses are recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended December 31, 2023 and 2022 net gains/(losses) on sales of foreclosed properties was $233 and $176, respectively.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Noninterest Income
Service charges on deposit accounts	$2,780	$2,677
ATM and check card fees	3,449	3,300
Wealth management fees	3,120	3,008
Brokered mortgage fees	119	245
Fees for other customer services	770	839
Noninterest income (in-scope of Topic 606)	$10,238	$10,069
Noninterest income (out-of-scope of Topic 606)	1,546	2,552
Total noninterest income	$11,784	$12,621

Note 24. Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. One swap agreement was related to the Company’s junior subordinated debt with a redemption date of June 17, 2034, which became effective on March 17, 2020. The notional amount of the interest rate swap was $5.0 million and terminates on June 17, 2034.  Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.79% and receives interest quarterly at a variable rate of three-month term secured overnight financing rate (SOFR). The variable rate resets on each interest payment date. The other swap agreement was related to the Company’s junior subordinated debt with a redemption date of October 1, 2036, which became effective on April 1, 2020. The notional amount of the interest rate swap was $4.0 million and terminates on October 1, 2036. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.82% and receives interest quarterly at a variable rate of three-month term SOFR. The variable rate resets on each interest payment date.

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of December 31, 2023, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  December 31, 2023 and 2022 (in thousands):

	2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,488	$—	$—

	2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,679	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 25. Subsequent Events

On March 25, 2024, the Company entered into an agreement to acquire Touchstone Bankshares, Inc. (Touchstone) for an aggregate purchase price of $47.0 million in stock. The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of December 31, 2023. At the time of closing of the acquisition, Touchstone is expected to have twelve retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. The closing of the acquisition is subject to customary closing conditions, including shareholder and regulatory approvals.  As of December 31, 2023, Touchstone reported total assets of $658.7 million, gross loans of $508.8 million, and total deposits of $542.2 million.

In connection with the transaction, the Company expects to issue approximately 2.7 million shares of its common stock to the shareholders of Touchstone. Upon completion of the transaction, Touchstone Bank, which is Touchstone’s wholly owned banking subsidiary, is expected to be merged with and into First Bank. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Under acquisition accounting, assets acquired and liabilities assumed are recorded at their acquisition date fair values, and any excess of the purchase price over the aggregate fair value of the net assets acquired is recognized as goodwill.

Note 27. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2023 and 2022

(in thousands)

	2023	2022
Assets
Cash	$15,572	$9,501
Investment in subsidiaries, at cost, plus undistributed net income	112,317	110,682
Other assets	3,193	3,024
Total assets	$131,082	$123,207
Liabilities and Shareholders’ Equity
Subordinated debt	$4,997	$4,995
Junior subordinated debt	9,279	9,279
Other liabilities	535	573
Total liabilities	$14,811	$14,847
Preferred stock	$—	$—
Common stock	7,829	7,831
Surplus	32,950	32,716
Retained earnings	94,198	90,284
Accumulated other comprehensive (loss), net	(18,706)	(22,471)
Total shareholders’ equity	$116,271	$108,360
Total liabilities and shareholders’ equity	$131,082	$123,207

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Income
Dividends from subsidiary	$11,000	$6,000
Total income	$11,000	$6,000
Expense
Interest expense	$548	$547
Supplies	2	5
Legal and professional fees	262	209
Data processing	60	47
Management fee-subsidiary	369	469
Other expense	85	70
Total expense	$1,326	$1,347
Income before allocated tax benefits and undistributed income of subsidiary	$9,674	$4,653
Allocated income tax benefit	278	283
Income before equity in undistributed income of subsidiary	$9,952	$4,936
Equity in undistributed (loss) income of subsidiary	(328)	11,861
Net income	$9,624	$16,797

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Cash Flows from Operating Activities
Net income	$9,624	$16,797
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	328	(11,861)
Stock-based compensation	753	785
Amortization of debt issuance costs	2	2
(Increase) decrease in other assets	(360)	4,969
Increase (decrease) increase in other liabilities	2	(3)
Net cash provided by operating activities	$10,349	$10,689
Cash Flows from Financing Activities
Redemption of subordinated debt, net of issuance costs	$—	$(5,000)
Cash dividends paid on common stock, net of reinvestment	(3,597)	(3,308)
Repurchase of common stock	(682)	(183)
Net cash (used in) financing activities	$(4,279)	$(8,491)
Increase (decrease) in cash and cash equivalents	$6,070	$2,198
Cash and Cash Equivalents
Beginning	9,501	7,303
Ending	$15,571	$9,501

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2023 and for the two years then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), located in Winchester, Virginia.

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

		10.13	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 21, 2019).
		10.14	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Scott C. Harvard (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.15	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.16	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of M. Shane Bell (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.17	First National Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A of First National Corporation's proxy statement for the 2023 annual meeting of Shareholders, filed March 31, 2023).
		10.18	Form of First National Corporation Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
		10.19	Form of First National Corporation Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
		14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).
		21.1	Subsidiaries of the Company.
		23.1	Consent of Yount, Hyde & Barbour, P.C.
		31.1	Certification of Chief Executive Officer, Section 302 Certification.
		31.2	Certification of Chief Financial Officer, Section 302 Certification.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
		97.1	Clawback Policy
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

		104	The cover page from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included with Exhibit 101).

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 29, 2024
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 29, 2024
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 29, 2024
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 29, 2024
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 29, 2024
Director

/s/ Emily Marlow Beck	Date:	March 29, 2024
Director

/s/ Boyce Brannock	Date:	March 29, 2024
Director

/s/ W. Michael Funk	Date:	March 29, 2024
Director

/s/ James R. Wilkins, III	Date:	March 29, 2024
Director

/s/ Kirtesh Patel	Date:	March 29, 2024
Director

/s/ George E. Holt, III	Date:	March 29, 2024
Director