Form 10-Q
period 2024-03-31
FIRST NATIONAL CORP /VA/
filed 2024-05-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 3, 2024, 6,277,373 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2024	2023*
Assets
Cash and due from banks	$14,476	$17,194
Interest-bearing deposits in banks	124,233	69,967
Securities available for sale, at fair value	147,675	152,857
Securities held to maturity, at amortized cost (net of allowance for credit losses of $116 at March 31, 2024)	125,825	148,244
Restricted securities, at cost	2,112	2,078
Loans, net of allowance for credit losses, 2024, $12,603; 2023, $11,974	960,371	957,456
Premises and equipment, net	21,993	22,142
Accrued interest receivable	4,978	4,655
Bank owned life insurance	24,652	24,902
Goodwill	3,030	3,030
Core deposit intangibles, net	113	117
Other assets	17,737	16,653
Total assets	$1,447,195	$1,419,295

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$384,092	$379,208
Savings and interest-bearing demand deposits	677,458	662,169
Time deposits	197,587	192,349
Total deposits	$1,259,137	$1,233,726
Other borrowings	50,000	50,000
Subordinated debt, net of issuance cost	4,998	4,997
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	5,965	5,022
Total liabilities	$1,329,379	$1,303,024

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2024, 6,277,373 shares; 2023, 6,263,102 shares	7,847	7,829
Surplus	33,021	32,950
Retained earnings	96,465	94,198
Accumulated other comprehensive loss, net	(19,517)	(18,706)
Total shareholders’ equity	$117,816	$116,271
Total liabilities and shareholders’ equity	$1,447,195	$1,419,295

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$13,484	$11,512
Interest on deposits in banks	1,288	344
Interest and dividends on securities:
Taxable interest	1,224	1,339
Tax-exempt interest	305	306
Dividends	33	27
Total interest and dividend income	$16,334	$13,528
Interest Expense
Interest on deposits	$4,771	$2,216
Interest on subordinated debt	69	69
Interest on junior subordinated debt	68	67
Interest on other borrowings	576	—
Total interest expense	$5,484	$2,352
Net interest income	$10,850	$11,176
Provision for credit losses	1,000	—
Net interest income after provision for credit losses	$9,850	$11,176
Noninterest Income
Service charges on deposit accounts	$654	$646
ATM and check card fees	770	800
Wealth management fees	883	776
Fees for other customer services	195	196
Brokered mortgage fees	38	—
Income from bank owned life insurance	151	149
Other operating income	1,356	211
Total noninterest income	$4,047	$2,778
Noninterest Expense
Salaries and employee benefits	$5,871	$5,346
Occupancy	535	528
Equipment	591	587
Marketing	195	268
Supplies	116	148
Legal and professional fees	452	343
ATM and check card expense	361	400
FDIC assessment	177	106
Bank franchise tax	262	254
Data processing expense	246	202
Amortization expense	4	5
Other real estate owned expense, net	—	3
Net losses on disposal of premises and equipment	49	—
Other operating expense	1,028	1,010
Total noninterest expense	$9,887	$9,200

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Income before income taxes	$4,010	$4,754
Income tax expense	801	905
Net income	$3,209	$3,849
Earnings per common share
Basic	$0.51	$0.61
Diluted	$0.51	$0.61

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net income	$3,209	$3,849
Other comprehensive (loss) income, net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax of ($332) and $576 for the three months ended March 31, 2024 and 2023, respectively	(1,246)	2,162
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $77 and $84 for the three months ended March 31, 2024 and 2023, respectively	290	316
Change in fair value of cash flow hedges, net of tax $39 and ($60) for the three months ended March 31, 2024 and 2023, respectively	145	(223)
Total other comprehensive (loss) income	(811)	2,255
Total comprehensive income	$2,398	$6,104

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$3,209	$3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	404	398
Amortization of core deposit intangibles	4	5
Amortization of debt issuance costs	1	1
Provision for credit losses on loans	991	—
Provision for credit losses on securities held to maturity	9	—
Increase in cash value of bank owned life insurance	(151)	(149)
Accretion of discounts and amortization of premiums on securities, net	223	249
Accretion of premium on time deposits	(17)	(25)
Accretion of certain acquisition-related loan discounts, net	(98)	(145)
Stock-based compensation	142	338
Excess tax benefits on stock-based compensation	1	4
Loss (gain) on disposal of premises and equipment, net	50	(2)
Deferred income tax expense	46	325
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(323)	154
(Increase) decrease in other assets	(731)	400
Increase (decrease) in accrued interest payable and other liabilities	943	(849)
Net cash provided by operating activities	$4,703	$4,553
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,389	$3,056
Proceeds from maturities, calls, and principal payments of securities held to maturity	22,769	2,109
Net (purchase) redemption of restricted securities	(34)	105
Purchase of premises and equipment	(305)	(159)
Proceeds from sale of premises and equipment	—	2
Proceeds from cash value of bank owned life insurance	401	256
Net (increase) decrease in loans	(3,808)	1,786
Net cash provided by investing activities	$22,412	$7,155

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$20,173	$(17,589)
Net increase in time deposits	5,255	17,807
Cash dividends paid on common stock, net of reinvestment	(900)	(901)
Repurchase of common stock, stock incentive plan	(95)	(113)
Repurchase of common stock, stock repurchase plan	—	(25)
Net cash provided by (used in) financing activities	$24,433	$(821)
Increase in cash and cash equivalents	$51,548	$10,887
Cash and Cash Equivalents
Beginning	$87,161	$66,914
Ending	$138,709	$77,801
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,369	$2,186
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (gains) losses on securities available for sale	$(1,578)	$2,738
Change in fair value of cash flow hedges	$184	$(283)
Issuance of common stock, dividend reinvestment plan	$42	$41

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,952)	—	(1,952)
Net income	—	—	3,849	—	3,849
Other comprehensive income	—	—	—	2,255	2,255
Cash dividends on common stock ($0.15 per share)	—	—	(942)	—	(942)
Stock-based compensation	—	338	—	—	338
Issuance of 2,216 shares of common stock, dividend reinvestment plan	3	38	—	—	41
Issuance of 21,302 shares of common stock, stock incentive plan	27	(27)	—	—	—
Repurchase of 1,557 shares of common stock, stock repurchase plan	(2)	(23)	—	—	(25)
Repurchase of 6,495 shares of common stock, stock incentive plan	(8)	(105)	—	—	(113)
Balance, March 31, 2023	$7,851	$32,937	$91,239	$(20,216)	$111,811

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	3,209	—	3,209
Other comprehensive income (loss)	—	—	—	(811)	(811)
Cash dividends on common stock ($0.15 per share)	—	—	(942)	—	(942)
Stock-based compensation	—	142	—	—	142
Issuance of 2,350 shares common stock, dividend reinvestment plan	3	39	—	—	42
Issuance of 16,672 shares common stock, stock incentive plan	21	(21)	—	—	—
Repurchase of 4,842 shares common stock, stock incentive plan	(6)	(89)	—	—	(95)
Balance, March 31, 2024	$7,847	$33,021	$96,465	$(19,517)	$117,816

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2024 and December 31, 2023, the statements of income and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, the cash flows for the three months ended March 31, 2024 and 2023, and the changes in shareholders’ equity for the  three months ended March 31, 2024 and 2023. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the Company’s 2023 Annual Report on Form 10-K.

Business Combination

On March 25, 2024, the Company entered into an agreement to acquire Touchstone Bankshares, Inc. (Touchstone) for an aggregate purchase price of $47.0 million in stock. The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of March 31, 2024. At the time of closing of the acquisition, Touchstone is expected to have twelve retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. The closing of the acquisition is subject to customary closing conditions, including shareholder and regulatory approvals.  As of March 31, 2024, Touchstone reported total assets of $673.2 million, gross loans of $506.0 million, and total deposits of $557.6 million.

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

Adoption of New Accounting Pronouncements

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

Recent Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its (consolidated) financial statements.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its (consolidated) financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,478	$—	$(1,079)	$11,399	$—
U.S. agency and mortgage-backed securities	93,915	50	(12,997)	80,968	—
Obligations of states and political subdivisions	63,461	1	(8,154)	55,308	—
Total securities available for sale	$169,854	$51	$(22,230)	$147,675	$—
Securities held to maturity:
U.S. Treasury securities	$19,277	$—	$(349)	$18,928	$—
U.S. agency and mortgage-backed securities	92,019	—	(10,033)	81,986	—
Obligations of states and political subdivisions	11,645	40	(996)	10,689	(1)
Corporate debt securities	3,000	—	(514)	2,486	(115)
Total securities held to maturity	$125,941	$40	$(11,892)	$114,089	$(116)
Total securities	$295,795	$91	$(34,122)	$261,764	$(116)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,476	$—	$(1,026)	$11,450	$—
U.S. agency and mortgage-backed securities	96,937	55	(12,192)	84,800	—
Obligations of states and political subdivisions	64,045	6	(7,444)	56,607	—
Total securities available for sale	$173,458	$61	$(20,662)	$152,857	$—
Securities held to maturity:
U.S. Treasury securities	$39,085	$—	$(389)	$38,696	$—
U.S. agency and mortgage-backed securities	94,617	—	(8,992)	85,625	—
Obligations of states and political subdivisions	11,649	107	(943)	10,813	—
Corporate debt securities	3,000	—	(520)	2,480	(107)
Total securities held to maturity	$148,351	$107	$(10,844)	$137,614	$(107)
Total securities	$321,809	$168	$(31,506)	$290,471	$(107)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,399	$(1,079)	$11,399	$(1,079)
U.S. agency and mortgage-backed securities	1,268	(13)	75,506	(12,984)	76,774	(12,997)
Obligations of states and political subdivisions	5,341	(195)	48,276	(7,959)	53,617	(8,154)
Total securities available for sale	$6,609	$(208)	$135,181	$(22,022)	$141,790	$(22,230)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,450	$(1,026)	$11,450	$(1,026)
U.S. agency and mortgage-backed securities	1,281	(29)	78,800	(12,163)	80,081	(12,192)
Obligations of states and political subdivisions	4,469	(215)	47,004	(7,229)	51,473	(7,444)
Total securities available for sale	$5,750	$(244)	$137,254	$(20,418)	$143,004	$(20,662)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $756 thousand and $548 thousand, respectively, at March 31, 2024.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At March 31, 2024, there were three out of three U.S. Treasury securities, 94 out of 109 U.S. agency and mortgage-backed securities, and 94 out of 108 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade. The weighted-average re-pricing term of the portfolio was 6.2 years at March 31, 2024. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2023. The weighted-average re-pricing term of the portfolio was 5.9 years at December 31, 2023. The unrealized losses at March 31, 2024 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $367 thousand for the first three months of 2024. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities at March 31, 2024 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$796	$783	$10,820	$10,698
Due after one year through five years	28,704	26,521	23,107	21,835
Due after five years through ten years	32,673	29,684	17,972	16,117
Due after ten years	107,681	90,687	74,042	65,439
	$169,854	$147,675	$125,941	$114,089

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

The composition of restricted securities at March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31, 2024	December 31, 2023
Federal Home Loan Bank stock	$999	$965
Federal Reserve Bank stock	981	981
Community Bankers’ Bank stock	132	132
	$2,112	$2,078

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $642 thousand and $642 thousand at March 31, 2024 and December 31, 2023, respectively.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2024, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
March 31, 2024
Aaa	$19,277	$22,994	$2,802	$—	$45,073
Aa1 / Aa2 / Aa3	—	—	8,843	—	8,843
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	69,025	—	—	69,025
Total	$19,277	$92,019	$11,645	$3,000	$125,941
December 31, 2023
Aaa	$39,085	$22,936	$2,807	$—	$64,828
Aa1 / Aa2 / Aa3	—	—	8,842	—	8,842
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	71,681	—	—	71,681
Total	$39,085	$94,617	$11,649	$3,000	$148,351

________________________________________

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following table summarizes the change in the allowance for credit losses on held to maturity securities for the three months ended March 31, 2024.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$107	$107
Provision for credit losses	—	—	1	8	9
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, March 31, 2024	$—	$—	$1	$115	$116

At March 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  March 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Real estate loans:
Construction and land development	$53,364	$52,680
Secured by 1-4 family residential	347,014	344,369
Other real estate loans	445,085	447,272
Commercial and industrial loans	113,562	113,074
Consumer and other loans	13,949	12,035
Total loans	$972,974	$969,430
Allowance for credit losses	(12,603)	(11,974)
Loans, net	$960,371	$957,456

Net deferred loan fees included in the above loan categories were $1.1 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively.  Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $7.4 million as of March 31, 2024 and $7.9 million as of December 31, 2023.  Consumer and other loans included $251 thousand and $222 thousand of demand deposit overdrafts at March 31, 2024 and December 31, 2023, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  March 31, 2024 was $1.8 million.  The outstanding principal balance and the carrying amount at  March 31, 2024 and December 31, 2022 of loans acquired in business combinations were as follows:

	March 31, 2024	December 31, 2023
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$155,913	$164,028

Carrying amount
Real estate loans:
Construction and land development	$7,676	$7,851
Secured by 1-4 family residential	35,044	36,290
Other real estate loans	91,362	94,882
Commercial and industrial loans	16,558	19,611
Consumer and other loans	3,428	3,451
Total acquired loans	$154,068	$162,085

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$—	$—	$53,364	$53,364	$37	$—
Secured by 1-4 family residential	1,604	65	130	1,799	345,215	347,014	775	130
Other real estate loans	—	—	—	—	445,085	445,085	—	—
Commercial and industrial	474	769	45	1,288	112,274	113,562	7,203	45
Consumer and other loans	53	6	—	59	13,890	13,949	—	—
Total	$2,131	$840	$175	$3,146	$969,828	$972,974	$8,015	$175

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$183	$4	$38	$225	$52,455	$52,680	$38	$—
Secured by 1-4 family residential	1,364	350	392	2,106	342,263	344,369	495	245
Other real estate loans	—	—	82	82	447,190	447,272	—	82
Commercial and industrial	252	316	197	765	112,309	113,074	6,230	197
Consumer and other loans	33	—	—	33	12,002	12,035	—	—
Total	$1,832	$670	$709	$3,211	$966,219	$969,430	$6,763	$524

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024 (in thousands).

	March 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$419	$1,716	$2,809	$4,183	$3,330	$4,705	$36,165	$53,327
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	37	—	37
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$419	$1,716	$2,809	$4,183	$3,330	$4,742	$36,165	$53,364

Current period gross write-offs	$—	$—	$4	$—	$—	$—	$—	$4

Secured by 1-4 family residential
Pass	$3,937	$37,427	$65,965	$58,505	$37,782	$93,662	$48,679	$345,957
Special Mention	—	—	—	—	—	—	—	—
Substandard	—		89	208	—	760	—	1,057
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$3,937	$37,427	$66,054	$58,713	$37,782	$94,422	$48,679	$347,014

Current period gross write-offs	$—	$—	$—	$—	$—	$10	$—	$10

Other real estate loans
Pass	$2,876	$49,906	$94,347	$92,627	$40,803	$152,384	$12,142	$445,085
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—		—
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$2,876	$49,906	$94,347	$92,627	$40,803	$152,384	$12,142	$445,085

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$7,403	$22,279	$19,892	$17,278	$2,449	$10,365	$25,307	$104,973
Special Mention	—	—	1,371	—	—	—	—	1,371
Substandard	—	696	4,130	1,440	—	952	—	7,218
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$7,403	$22,975	$25,393	$18,718	$2,449	$11,317	$25,307	$113,562

Current period gross write-offs	$—	$317	$—	$—	$—	$—	$—	$317

Consumer and other loans
Pass	$1,951	$2,427	$1,027	$326	$1,328	$2,116	$4,774	$13,949
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$1,951	$2,427	$1,027	$326	$1,328	$2,116	$4,774	$13,949

Current period gross write-offs	$70	$4	$6	$3	$—	$—	$—	$83

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  March 31, 2024, December 31, 2023 and March 31, 2023, the activity in the Allowance for Credit Losses on Loans (ACLL) (previously Allowance for Loan Losses) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	March 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Charge-offs	(4)	(10)	—	(317)	(83)	(414)
Recoveries	—	4	1	6	41	52
Provision for (recovery of) credit losses on loans	47	(396)	225	1,098	17	991
Ending Balance, March 31, 2024	$355	$2,757	$4,924	$4,493	$74	$12,603
Ending Balance:
Individually evaluated	—	—	—	3,569	—	3,569
Collectively evaluated	355	2,757	4,924	924	74	9,034
Loans:
Ending Balance	$53,364	$347,014	$445,085	$113,562	$13,949	$972,974
Individually evaluated	37	772	—	7,202	—	8,011
Collectively evaluated	53,327	346,242	445,085	106,360	13,949	964,963

	December 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for (recovery of) credit losses on loans	79	654	(593)	5,526	251	5,917
Ending Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Ending Balance:
Individually evaluated for impairment	—	—	—	2,705	—	2,705
Collectively evaluated for impairment	312	3,159	4,698	1,001	99	9,269
Loans:
Ending Balance	$52,680	$344,369	$447,272	$113,074	$12,035	$969,430
Individually evaluated for impairment	38	495	—	6,230	—	6,763
Collectively evaluated for impairment	52,642	343,874	447,272	106,844	12,035	962,667

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,705	(391)	(224)	2,186
Charge-offs	—	—	—	(851)	(126)	(977)
Recoveries	—	5	2	—	55	62
Provision for (recovery of) credit losses on loans	11	74	(150)	(15)	80	—
Ending Balance, March 31, 2023	$244	$2,596	$5,166	$617	$94	$8,717
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	244	2,596	5,166	617	94	8,717
Loans:
Ending Balance	$48,610	$334,302	$416,001	$110,937	$8,117	$917,967
Individually evaluated for impairment	1,044	474	73	—	—	1,591
Collectively evaluated for impairment	47,566	333,828	415,928	110,937	8,117	916,376

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	March 31, 2024			December 31, 2023			March 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$37	$—	$37	$38	$—	$38	$1,044	$—	$1,044
Secured by 1-4 family residential	775	—	775	495	—	495	474	—	474
Other real estate loans	—	—	—	—	—	—	73	—	73
Commercial and industrial	—	7,203	7,203	—	6,230	6,230	—	—	—
Total	$812	$7,203	$8,015	$533	$6,230	$6,763	$1,591	$—	$1,591

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

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$37	$—	$37	$38	$—	$38	$1,044	$—	$1,044
Secured by 1-4 family residential	775	—	775	495	—	495	474	—	474
Other real estate loans	—	—	—	—	—	—	73	—	73
Commercial and industrial	—	—	—	—	—	—	—	—	—
Total	$812	$—	$812	$533	$—	$533	$1,591	$—	$1,591

At March 31, 2024 and 2023 there was no allowance for credit losses on collateral-dependent loans.

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

For the three months ended March 31, 2024, there were no loans modified to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the three months ended March 31, 2024 and 2023, there were no payment defaults of modified loans that were modified during the previous twelve months.   At March 31, 2024 and 2023 there was no allowance for credit losses on modified loans.

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

There was no provision for credit losses on unfunded commitments during the first quarter of 2024.  On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.  For the three months ended March 31, 2023, the Company did not record a provision for credit losses for unfunded commitments.   The allowance for credit losses on off-balance sheet exposures was $413 and $153 thousand at March 31, 2024 and 2023, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and three months ended March 31, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
(Numerator):
Net income	$3,209	$3,849
(Denominator):
Weighted average shares outstanding – basic	6,269,790	6,273,913
Potentially dilutive common shares – restricted stock units	12,744	7,203
Weighted average shares outstanding – diluted	6,282,534	6,281,116
Income per common share
Basic	$0.51	$0.61
Diluted	$0.51	$0.61

Restricted stock units for 882 shares of common stock were not considered in computing diluted earnings per share for the three months ended  March 31, 2024 because they were antidilutive.  There were no antidilutive shares of common stock for the three months ended March 31, 2024.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands).

		Fair Value Measurements at March 31, 2024
Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,399	$—	$11,399	$—
U.S. agency and mortgage-backed securities	80,968	—	80,968	—
Obligations of states and political subdivisions	55,308	—	55,308	—
Total securities available for sale	$147,675	$—	$147,675	$—
Derivatives - cash flow hedges	2,672	—	2,672	—
Total assets	$150,347	$—	$150,347	$—

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,450	$—	$11,450	$—
U.S. agency and mortgage-backed securities	84,800	—	84,800	—
Obligations of states and political subdivisions	56,607	—	56,607	—
Total securities available for sale	$152,857	$—	$152,857	$—
Derivatives - cash flow hedges	2,488	—	2,488	—
Total assets	$155,345	$—	$155,345	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans at March 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2024
Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$812	$—	$—	$812

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$533	$—	$—	$533

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$812	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$533	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are as follows (in thousands):

		Fair Value Measurements at March 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$138,709	$138,709	$—	$—	$138,709
Securities available for sale	147,675	—	147,675	—	147,675
Securities held to maturity	125,825	—	113,973	—	113,973
Restricted securities	2,112	—	2,112	—	2,112
Loans, net	960,371	—	—	922,604	922,604
Bank owned life insurance	24,652	—	24,652	—	24,652
Accrued interest receivable	4,978	—	4,978	—	4,978
Derivatives - cash flow hedges	2,672	—	2,672	—	2,672
Financial Liabilities
Deposits	$1,259,137	$—	1,061,550	194,320	$1,255,870
Other borrowings	50,000	—	—	49,816	49,816
Subordinated debt	4,998	—	—	5,487	5,487
Junior subordinated debt	9,279	—	—	8,141	8,141
Accrued interest payable	864	—	864	—	864

		Fair Value Measurements at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$87,161	$87,161	$—	$—	$87,161
Securities available for sale	152,857	—	152,857	—	152,857
Securities held to maturity	148,244	—	137,507	—	137,507
Restricted securities	2,078	—	2,078	—	2,078
Loans, net	957,456	—	—	919,266	919,266
Bank owned life insurance	24,902	—	24,902	—	24,902
Accrued interest receivable	4,655	—	4,655	—	4,655
Derivatives - cash flow hedges	2,488	—	2,488	—	2,488
Financial Liabilities
Deposits	$1,233,726	$—	$1,041,377	$189,354	$1,230,731
Other borrowings	50,000	—	—	49,987	49,987
Subordinated debt	4,997	—	—	5,412	5,412
Junior subordinated debt	9,279	—	—	8,493	8,493
Accrued interest payable	764	—	764	—	764

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

There was no compensation expense related to stock awards for the three months ended March 31, 2024.  Compensation expense related to stock awards totaled $200 thousand for the three months ended March 31, 2023.

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

During the first quarter of 2024, 13,412 restricted stock units were granted to employees, with 4,475 units vesting on February 15, 2024, and 8,937 units subject to a two year vesting schedule with one half of the units vesting each year.  The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2024
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	41,507	$18.47
Granted	13,412	19.06
Vested	(17,762)	19.59
Forfeited	—	—
Unvested, end of period	37,157	$18.25

At March 31, 2024, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $464 thousand. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the three months ended  March 31, 2024 and 2023 totaled $142 thousand and $138 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding losses (net of tax, $576)	2,162	—	2,162
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $84)	316	—	316
Change in fair value of cash flow hedge (net of tax, ($60))	—	(223)	(223)
Change during period	2,478	(223)	2,255
Balance at March 31, 2023	$(22,109)	$1,893	$(20,216)
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, ($332))	(1,246)	—	(1,246)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $77)	290	—	290
Change in fair value of cash flow hedge (net of tax, $38)	—	145	145
Change during period	(956)	145	(811)
Balance at March 31, 2024	$(21,627)	$2,110	$(19,517)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Noninterest Income
Service charges on deposit accounts	$654	$646
ATM and check card fees	770	800
Wealth management fees	883	776
Brokered mortgage fees	38	—
Fees for other customer services	195	196
Noninterest income (in-scope of Topic 606)	$2,540	$2,418
Noninterest income (out-of-scope of Topic 606)	1,507	360
Total noninterest income	$4,047	$2,778

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. One swap agreement was related to the Company’s junior subordinated debt with a redemption date of June 17, 2034, which became effective on March 17, 2020. The notional amount of the interest rate swap was $5.0 million and terminates on June 17, 2034.  Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.79% and receives interest quarterly at a variable rate of the three-month term secured overnight finance rate (SOFR). The variable rate resets on each interest payment date. The other swap agreement was related to the Company’s junior subordinated debt with a redemption date of October 1, 2036, which became effective on April 1, 2020. The notional amount of the interest rate swap was $4.0 million and terminates on October 1, 2036. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.82% and receives interest quarterly at a variable rate of the three-month term SOFR. The variable rate resets on each interest payment date.

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of March 31, 2024, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,672	$—	$—

	December 31, 2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,488	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Acquisition

On March 25, 2024, the Company entered into an agreement to acquire Touchstone for an aggregate purchase price of $47.0 million in stock (based on the Company's closing stock price as of March 25, 2024). The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of March 31, 2024. At the time of closing of the acquisition, Touchstone is expected to have twelve retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. The closing of the acquisition is subject to customary closing conditions, including shareholder and regulatory approvals.  As of March 31, 2024, Touchstone reported total assets of $673.2 million, gross loans of $506.0 million, and total deposits of $557.6 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company's acquisition (the Merger) of Touchstone Bankshares, Inc. (Touchstone), including the expected levels of merger related expenses to be incurred by the Company, the expected benefits of the Merger, and the potential impact of the Merger on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability of the Company and the Bank to realize the anticipated benefits of the Merger, including the ability to close the Merger within the expected time frame, or at all, and to successfully integrate Touchstone’s systems and processes into the Company’s systems and processes;
•	expected revenue synergies and cost savings from the Merger that may not be fully realized or realized within the expected time frame;
•	revenues following the Merger that may be lower than expected;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels, inflation and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
•

the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	prepayments of loans and securities could materially impact earnings through a reduction in interest income and fees on loans and interest income on securities
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or the industry's reputation were to become damaged;
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

•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2023 and in this Form 10-Q.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2024 and statements of income of the Company for the three months ended March 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2023. The statements of income for the three months ended March 31, 2024 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond.  Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal and local government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and customer service centers in two retirement villages. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2023. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 59% of noninterest expenses for the three months ended March 31, 2024, followed by occupancy and equipment expense, which comprised 11% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Acquisition of Touchstone Bankshares, Inc.

On March 25, 2024, the Company entered into an agreement to acquire Touchstone for an aggregate purchase price of approximately $47.0 million in stock (based on the Company's closing stock price as of March 25, 2024). The closing of the acquisition is subject to customary closing conditions, including shareholder and regulatory approvals, and the Company expects to complete the acquisition in the fourth quarter of 2024. At the time of closing of the acquisition, Touchstone is expected to have 12 retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. After the acquisition is completed, the former Touchstone branches will continue to operate as Touchstone Bank, a division of First Bank, until the systems conversion is completed, expected in the first quarter of 2025. As of March 31, 2024, Touchstone reported total assets of $673.2 million, gross loans of $506.0 million, and total deposits of $557.6 million. In connection with the transaction, the Company expects to issue approximately 2.7 million shares of its common stock to the shareholders of Touchstone. There were no merger related expenses incurred for the three months ended March 31, 2024 in connection with its acquisition of Touchstone. The Company estimates that it will incur aggregate pre-tax merger related expenses of approximately $3.3 million during 2024.

Overview of Quarterly Financial Performance

Net income decreased $640 thousand, or 17%, to $3.2 million, or $0.51 per diluted share, for the three months ended March 31, 2024, compared to $3.8 million, or $0.61 per diluted share, for the same period in 2023. Return on average assets was 0.90% and return on average equity was 11.07% for the first quarter of 2024, compared to 1.15% and 14.20%, respectively, for the same period in 2023.

The decrease in net income resulted from a $326 thousand, or 3%, decrease in net interest income, a $1.0 million increase in provision for credit losses, and a $687 thousand, or 8%, increase in total noninterest expense, which were partially offset by a $1.3 million, or 46%, increase in total noninterest income.

Net interest income decreased $326 thousand, or 1%, from a $3.1 million increase in total interest expense, which was partially offset by a $2.8 million increase in total interest income.  Net interest income was negatively impacted by a 36-basis point contraction of the net interest margin to 3.24% and was partially offset by the positive impact of a $93.3 million, or 7%, increase in average earning assets.

The provision for credit losses increased to $1.0 million for the first quarter of 2024 compared to no provision for the same period one year ago. The allowance for credit losses on loans totaled $12.6 million, or 1.30% of total loans at March 31, 2024, which was a $3.9 million increase compared to $8.7 million, or 0.95% of total loans at March 31, 2023. The allowance for credit losses on loans individually evaluated increased $3.6 million compared to the same period in the prior year. The allowance for credit losses on loans collectively evaluated increased $318 thousand compared to the same period one year ago. Net charge-offs totaled $362 thousand in the first quarter of 2024 and $915 thousand in 2023.

Total noninterest income increased $1.3 million from an increase in other operating income, which was attributable to a recovery on a loan that was acquired through a business combination in 2021. Total noninterest expenses increased by $687 thousand, or 8%, and was primarily attributable to increases in salaries and employee benefits and legal and professional expenses.

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

	Efficiency Ratio
	Three Months Ended
	March 31, 2024	March 31, 2023
Noninterest expense	$9,887	$9,200
Add/(Subtract): other real estate owned (income) expense, net	—	(3)
Subtract: amortization of intangibles	(4)	(5)
Subtract: loss on disposal of premises and equipment, net	(50)	—
	$9,833	$9,192
Tax-equivalent net interest income	$10,931	$11,258
Noninterest income	4,047	2,778
	$14,978	$14,036
Efficiency ratio	65.65%	65.49%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2024 and 2023 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2024	March 31, 2023
GAAP measures:
Interest income – loans	$13,484	$11,512
Interest income – investments and other	2,850	2,016
Interest expense – deposits	(4,771)	(2,216)
Interest expense – subordinated debt	(69)	(69)
Interest expense – junior subordinated debt	(68)	(67)
Interest expense – other borrowings	(576)	—
Total net interest income	$10,850	$11,176
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – municipal securities	81	82
Total tax benefit realized on non-taxable interest income	$81	$82
Total tax-equivalent net interest income	$10,931	$11,258

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. The Company provides additional information on its critical accounting policies and estimates under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2023 Form 10-K and in Note 1 “Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report.

Lending Policies

There have been no material changes in the Company’s lending policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Net Income

Net income decreased $640 thousand, or 17%, to $3.2 million, or $0.51 per diluted share, for the three months ended March 31, 2024, compared to $3.8 million, or $0.61 per diluted share, for the same period in 2023. Return on average assets was 0.90% and return on average equity was 11.07% for the first quarter of 2024, compared to 1.15% and 14.20%, respectively, for the same period in 2023.

The decrease in net income resulted from a $326 thousand, or 3%, decrease in net interest income, a $1.0 million increase in provision for credit losses and a $687 thousand, or 8%, increase in total noninterest expense, which were partially offset by a $1.3 million, or 46%, increase in total noninterest income.

Net Interest Income

Net interest income decreased $326 thousand, or 3%, to $10.9 million for the first quarter of 2024 compared to the same period in the prior year. Total interest expense increased by $3.1 million and was partially offset by total interest income, which increased by $2.8 million. Net interest income was negatively impacted by a 36-basis point decrease in the net interest margin, which was partially offset by a $93.3 million, or 7%, increase in average earning assets.

The increase in total interest income was attributable to a $2.0 million, or 17%, increase in interest income and fees on loans and a $944 thousand increase in interest income on interest-bearing deposits in banks. The increase in interest income on loans was attributable to a 49-basis point increase in yield and a 6% increase in average balances compared to the same period in the prior year. The increase in interest income on interest-bearing deposits in other banks was attributable to a 117-basis point increase in yield and a $65.8 million, or 187% increase in average balances compared to the same period in the prior year.

The increase in total interest expense was attributable to a $2.6 million increase in interest expense on deposits and a $576 thousand increase in interest expense on other borrowings. The higher interest expense on deposits resulted from a 110-basis point increase in the cost of interest-bearing deposits and a 7% increase in average interest-bearing deposit balances. The increase in the cost of deposits was also impacted by a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased. The higher interest expense on other borrowings resulted from a $49.8 million increase in average balances.

The net interest margin was 3.23% for the first quarter of 2024 compared to 3.60% for the same period in the prior year as the increase in the cost of funds exceeded the increase in yield on earning assets. Although the net interest margin in the first quarter of 2024 was 37-basis points lower than the same period one year ago, the net interest margin has been stable in recent quarterly periods. In December 2023, the Bank borrowed $50.0 million from the Federal Reserve Bank through its Bank Term Funding Program and invested the proceeds in interest-bearing deposit in other banks, which increased net interest income. Although net interest income increased, the transaction negatively impacted net interest margin by 9 basis points in the first quarter of 2024. The net interest margin was 3.35% for the linked fourth quarter of 2023, 3.35% for third quarter of 2023, and 3.36% for the second quarter of 2023.  The net interest margin has been stable in recent quarterly periods as the rising cost of funds has been offset by an increase in earning asset yields.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$233,003	$1,224	2.11%	$260,034	$1,339	2.09%
Tax-exempt (1)	54,336	386	2.86%	54,733	388	2.87%
Restricted	2,084	33	6.29%	1,905	27	5.85%
Total securities	$289,423	$1,643	2.31%	$316,672	$1,754	2.25%
Loans: (2)
Taxable	$970,615	$13,484	5.59%	$915,863	$11,512	5.10%
Tax-exempt (1)	—	—	—	—	—	0.00%
Total loans	$970,615	$13,484	5.59%	$915,863	$11,512	5.10%
Federal funds sold	8	—	0.00%	1	—	0.00%
Interest-bearing deposits with other institutions	101,126	1,288	5.12%	35,293	344	3.95%
Total earning assets	$1,361,172	$16,415	4.86%	$1,267,829	$13,610	4.35%
Less: allowance for credit losses on loans	(11,981)			(9,534)
Total non-earning assets	82,421			93,334
Total assets	$1,431,612			$1,351,629
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$255,579	$702	1.11%	$276,611	$942	1.38%
Regular savings	147,938	662	1.80%	194,751	61	0.13%
Money market accounts	269,407	1,843	2.75%	198,177	746	1.53%
Time deposits	197,065	1,564	3.19%	143,070	467	1.32%
Total interest-bearing deposits	$869,989	$4,771	2.21%	$812,609	$2,216	1.11%
Federal funds purchased	—	—	—%	6	—	5.16%
Subordinated debt	4,998	69	5.57%	4,995	69	5.62%
Junior subordinated debt	9,279	68	2.92%	9,279	67	2.91%
Other borrowings	50,000	576	4.63%	222	—	—%
Total interest-bearing liabilities	$934,266	$5,484	2.36%	$827,111	$2,352	1.15%
Non-interest bearing liabilities
Demand deposits	375,445			409,777
Other liabilities	5,273			4,817
Total liabilities	$1,314,984			$1,241,705
Shareholders’ equity	116,628			109,924
Total liabilities and Shareholders’ equity	$1,431,612			$1,351,629
Net interest income		$10,931			$11,258
Interest rate spread			2.50%			3.20%
Cost of funds			1.68%			0.77%
Interest expense as a percent of average earning assets			1.62%			0.75%
Net interest margin			3.24%			3.60%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $102 and $82 thousand for the three months ended March 31, 2024 and 2023, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

The provision for credit losses totaled $1.0 million for the first quarter of 2024.  There was no provision for credit losses for the same period of the prior year.  The provision was comprised of a $991 thousand provision on loans, and a $9 thousand provision on held-to-maturity securities. The provision for credit losses on loans resulted primarily from net charge-offs totaling $362 thousand, and an increase in the specific reserve component of the allowance for credit losses.

Noninterest Income

Noninterest income increased $1.3 million, or 46%, to $4.0 million for the first quarter of 2024, compared to the same period of 2023.  The increase resulted from an increase in other operating income and wealth management fees.  Other operating income increased primarily from a recovery on a loan that was acquired through a business combination in 2021. Wealth management fees increased $107 thousand primarily from an increase in assets under management and from higher market values.

Noninterest Expense

Noninterest expenses increased $687 thousand, or 8%, to $9.9 million for the three-month period ended March 31, 2024, compared to the same period one year ago. The increase was attributable to a $525 thousand, or 10%, increase in salaries and employee benefits, a $109 thousand increase in legal and professional fees, and a $71 thousand increase in FDIC assessment, which were partially offset by a $73 thousand decrease in marketing expense.

Salaries and employee benefits increased primarily from an increase in the number of employees and annual increases in employee salaries and wages. Legal and professional fees increased from wealth management advisory expense.  FDIC assessment increased from higher assessed rates during 2024.

Income Taxes

Income tax expense decreased $104 thousand for the first quarter of 2024, compared to the same period one year ago. The effective tax rate for the first quarter of 2024 was 20.1% compared to 19.0% for the same period in 2023.The increased effective tax rate for 2024 was the result of higher non-deductible expenses and lower nontaxable income in 2024 compared to 2023. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2024, and 2023. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Financial Condition

General

Assets totaled $1.4 billion at March 31, 2024, which was an increase of $27.9 million or 8% (annualized) from December 31, 2023. The asset composition changed during the first three months of the year as interest-bearing deposits in banks increased by $54.3 million and loans, net of the allowance for credit losses, increased by $2.9 million, while total securities decreased by $27.6 million.

Total liabilities increased by $26.4 million during the three-month period ended March 31, 2024, primarily from a $25.4 million or 8% (annualized) increase in total deposits from December 31, 2023. The composition of deposits was consistent during the first quarter as noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits increased $4.9 million, $15.3 million, and $5.2 million, respectively from December 31, 2023.

Total shareholders’ equity increased by $1.5 million during the first three months of 2024, primarily from a $2.3 million increase in retained earnings, which was partially offset by an $811 thousand increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was attributable to higher unrealized losses in the available-for-sale securities portfolio. Retained earnings increased as $3.2 million of net income was partially offset by $941 thousand of cash dividends on common stock. The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $973.0 million at March 31, 2024, which was a $3.5 million or 2% (annualized) increase from December 31, 2023, and a $55.0 million, or 6%, increase over March 31, 2023. The growth in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 36%, 46%, and 12% of the loan portfolio, respectively, at March 31, 2024.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $1.8 million and $1.9 million, as of March 31, 2024 and December 31, 2023, respectively. Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $23.6 million as of March 31, 2024, which included unamortized premiums totaling $7.4 million, compared to loans totaling $24.6 million as of December 31, 2023, which included unamortized premiums totaling $7.9 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $175 thousand and $524 thousand at March 31, 2024 and 2023, respectively.  For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $8.0 million and $6.8 million at March 31, 2024 and December 31, 2023, representing approximately 0.55% and 0.48% of total assets, respectively.  Nonaccrual loans totaled $8.0 million and $6.8 million at March 31, 2024 and December 31, 2023, respectively.  There was no OREO at March 31, 2024 and December 31, 2023, respectively. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in bank operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of March 31, 2024

On March 31, 2024 commercial and industrial loans comprised 90% of non-performing assets and residential real estate loans comprised 10%.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.7 million and $287 thousand at March 31, 2024 and December 31, 2023, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. On March 31, 2024, loans purchased from the finance company totaled $23.6 million, which was comprised of $16.2 million of loan balances and unamortized premiums totaling $7.4 million. As of March 31, 2024, $3.4 million of these loans were non-accrual including premiums totaling $1.0 million and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $2.4 million and were included in the Company’s allowance for credit losses on loans. The remaining $20.2 million of loans with premiums of $6.4 million were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On March 31, 2024, there was a total of 171 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 7.3 years.

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

On March 31, 2024 securities totaled $275.6 million, a decrease of $27.6 million, or 9.1%, from $303.2 million at December 31, 2023. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2024, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $51 thousand and $61 thousand at March 31, 2024 and December 31, 2023, respectively. Gross unrealized losses in the available for sale portfolio totaled $22.2 million and $20.7 million at March 31, 2024 and December 31, 2023, respectively. Gross unrealized gains in the held to maturity portfolio totaled $40 thousand and $107 thousand at March 31, 2024 and December 31, 2023, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $11.9 million and $10.8 million at March 31, 2024 and December 31, 2023, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2023 to March 31, 2024 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and an unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $367 thousand, or $290 thousand net of tax, for the first three months of 2024. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

Deposits

Deposits totaled $1.3 billion on March 31, 2024, which was a $25.4 million or 8% (annualized) increase from December 31, 2023. Noninterest-bearing deposits increased $4.8 million, savings and interest-bearing deposits increased $15.3 million, and time deposits increased $5.2 million. The composition of the deposit portfolio remained consistent with the prior period.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program, and available lines of credit totaled $554.8 million on March 31, 2024 and $562.3 million on March 31, 2023.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $391.9 on March 31, 2024, $368.2 million on December 31, 2023, and $407.5 million on March 31, 2023. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $308.6 on March 31, 2024, $293.7 million on December 31, 2023, and $330.4 million on March 31, 2023.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2024:

First Bank
Total capital to risk-weighted assets	14.45%
Tier 1 capital to risk-weighted assets	13.20%
Common equity Tier 1 capital to risk-weighted assets	13.20%
Tier 1 capital to average assets	9.19%
Capital conservation buffer ratio(1)	6.45%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2024 and December 31, 2023.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Commitments to extend credit, which amounted to $214.7 million at March 31, 2024, and $170.2 million at March 31, 2023, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2024 and December 31, 2023, the Bank had $17.0 million and $17.6 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At March 31, 2024, the cash flow hedges had a fair value of $2.7 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Except for the following risks related to the acquisition of Touchstone, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to the Acquisition of Touchstone

Combining Touchstone into the Company may be more difficult, costly or time-consuming than we expect.

The success of the Merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of Touchstone into the business of the Company without materially disrupting the existing customer relationships of Touchstone or the Company. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The success of the Merger will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and Touchstone. To realize these anticipated benefits, the Company will integrate Touchstone’s business into its own. The integration process in the Merger could result in the disruption of ongoing business, inconsistencies in standards, controls, procedures, and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from Touchstone or the Bank, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the Merger. These integration matters could have an adverse effect on the Company for an indeterminate period after consummation of the Merger.

The Company may not be able to effectively integrate the operations of Touchstone into the Bank.

The future operating performance of the Company and the Bank will depend, in part, on the success of the merger of Touchstone with and into the Bank. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Company’s ability to (i) integrate the operations and branches of Touchstone and the Bank, (ii) retain the deposits and customers of Touchstone and the Bank, (iii) control the incremental increase in noninterest expense arising from the Merger in a manner that enables the combined bank to improve its overall operating efficiencies, and (iv) retain and integrate the appropriate personnel of Touchstone into the operations of the Bank, and reduce overlapping bank personnel. The integration of Touchstone and the Bank will require the dedication of the time and resources of the Bank’s management and may temporarily distract management’s attention from the day-to-day business of the Bank. If the Bank is unable to successfully integrate Touchstone, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, the Company and the Bank must obtain approvals from the Federal Reserve and the Virginia Bureau of Financial Institutions. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and the subsidiary bank merger, imposing additional costs on the combined company or limiting the revenues of the combined company, any of which might have an adverse effect on the combined company following the Merger.

A significant delay in the completion of the Merger could have a material adverse effect on the Company and Touchstone as a combined company.

The merger agreement with Touchstone is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: (1) approval of the Merger by the Company’s and Touchstone’s shareholders, (2) receipt of all required approvals from bank regulatory authorities and expiration of all applicable waiting periods, (3) absence of any law or order prohibiting or restricting the completion of the Merger, and (4) effectiveness of the Company’s registration statement filed with the SEC. Certain costs relating to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed. If the Merger is not completed, the Company would have to recognize these expenses and its management would have committed substantial time and resources without realizing the expected benefits of the Merger.

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

The Company and Touchstone will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company and Touchstone. These uncertainties may impair the Company’s and Touchstone’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company and Touchstone to seek to change existing business relationships with the Company and Touchstone. Retention of certain employees by the Company and Touchstone may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or Touchstone. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or Touchstone, the Company’s or Touchstone’s business, or the business of the combined company following the Merger, could be harmed. In addition, subject to certain exceptions, the Company and Touchstone have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the Merger occurs, which may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

2.1	Agreement and Plan of Merger, dated as of March 25, 2024, by and between First National Corporation and Touchstone Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to First National Corporation's Current Report on Form 8-K filed March 26, 2024).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 14, 2024
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 14, 2024
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer