Form 10-Q
period 2024-06-30
FIRST NATIONAL CORP /VA/
filed 2024-08-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2024, 6,280,406 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2024	2023*
Assets
Cash and due from banks	$16,729	$17,194
Interest-bearing deposits in banks	118,906	69,967
Cash and cash equivalents	$135,635	$87,161
Securities available for sale, at fair value	144,816	152,857
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2024, $109; 2023, $107)	123,497	148,244
Restricted securities, at cost	2,112	2,078
Loans, net of allowance for credit losses, 2024, $12,553; 2023, $11,974	977,423	957,456
Premises and equipment, net	22,205	22,142
Accrued interest receivable	4,916	4,655
Bank owned life insurance	24,802	24,902
Goodwill	3,030	3,030
Core deposit intangibles, net	108	117
Other assets	18,984	16,653
Total assets	$1,457,528	$1,419,295

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$397,770	$379,208
Savings and interest-bearing demand deposits	665,208	662,169
Time deposits	202,818	192,349
Total deposits	$1,265,796	$1,233,726
Other borrowings	50,000	50,000
Subordinated debt, net of issuance cost	4,998	4,997
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	7,564	5,022
Total liabilities	$1,337,637	$1,303,024

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2024, 6,280,406 shares; 2023, 6,263,102 shares	7,851	7,829
Surplus	33,116	32,950
Retained earnings	97,966	94,198
Accumulated other comprehensive loss, net	(19,042)	(18,706)
Total shareholders’ equity	$119,891	$116,271
Total liabilities and shareholders’ equity	$1,457,528	$1,419,295

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$14,004	$11,886	$27,488	$23,398
Interest on deposits in banks	1,579	759	2,867	1,103
Interest and dividends on securities:
Taxable interest	1,134	1,306	2,358	2,645
Tax-exempt interest	306	307	611	613
Dividends	32	28	65	55
Total interest and dividend income	$17,055	$14,286	$33,389	$27,814
Interest Expense
Interest on deposits	$4,820	$3,402	$9,591	$5,618
Interest on subordinated debt	69	69	138	138
Interest on junior subordinated debt	66	67	134	134
Interest on other borrowings	606	3	1,182	3
Total interest expense	$5,561	$3,541	$11,045	$5,893
Net interest income	$11,494	$10,745	$22,344	$21,921
Provision for credit losses	400	100	1,400	100
Net interest income after provision for credit losses	$11,094	$10,645	$20,944	$21,821
Noninterest Income
Service charges on deposit accounts	$612	$683	$1,266	$1,329
ATM and check card fees	809	848	1,579	1,648
Wealth management fees	879	749	1,762	1,525
Fees for other customer services	178	220	373	416
Brokered mortgage fees	32	35	70	35
Income from bank owned life insurance	149	135	300	284
Other operating income	27	214	1,383	425
Total noninterest income	$2,686	$2,884	$6,733	$5,662
Noninterest Expense
Salaries and employee benefits	$5,839	$5,189	$11,710	$10,535
Occupancy	548	524	1,083	1,052
Equipment	691	571	1,282	1,158
Marketing	273	248	468	516
Supplies	115	147	231	295
Legal and professional fees	1,124	422	1,576	765
ATM and check card expense	368	425	729	825
FDIC assessment	203	212	380	318
Bank franchise tax	261	262	523	516
Data processing expense	163	252	409	454
Amortization expense	5	4	9	9
Other real estate owned (income), net	—	(219)	—	(216)
Net losses (gains) on disposal of premises and equipment	—	—	49	(2)
Other operating expense	1,069	1,121	2,097	2,133
Total noninterest expense	$10,659	$9,158	$20,546	$18,358

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Income before income taxes	$3,121	$4,371	$7,131	$9,125
Income tax expense	679	866	1,480	1,771
Net income	$2,442	$3,505	$5,651	$7,354
Earnings per common share
Basic	$0.39	$0.56	$0.90	$1.17
Diluted	$0.39	$0.56	$0.90	$1.17

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income	$2,442	$3,505	$5,651	$7,354
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $56 and ($421) for the three months and ($274) and $155 for the six months ended June 30, 2024 and 2023, respectively	211	(1,579)	(1,035)	583
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $67 and $88 for the three months and $144 and $172 for the six months ended June 30, 2024 and 2023, respectively	253	333	543	649
Change in fair value of cash flow hedges, net of tax $3 and $29 for the three months and $41 and ($31) for the six months ended June 30, 2024 and 2023, respectively	11	103	156	(120)
Total other comprehensive income (loss)	475	(1,143)	(336)	1,112
Total comprehensive income	$2,917	$2,362	$5,315	$8,466

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$5,651	$7,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	846	795
Amortization of core deposit intangibles	9	9
Amortization of debt issuance costs	1	1
Provision for credit losses on loans	1,424	45
Provision for credit losses on securities held to maturity	2	11
(Recovery) provision for credit losses on unfunded commitments	(26)	44
Net (gain) on sale of other real estate owned	—	(246)
Increase in cash value of bank owned life insurance	(301)	(284)
Accretion of discounts and amortization of premiums on securities, net	441	507
Accretion of premium on time deposits	(32)	(48)
Accretion of certain acquisition-related loan discounts, net	(191)	(303)
Stock-based compensation	202	407
Excess tax benefits on stock-based compensation	1	4
Loss (gain) on disposal of premises and equipment, net	49	(2)
Deferred income tax (benefit) expense	(53)	274
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(261)	295
(Increase) in other assets	(1,993)	(108)
Increase (decrease) in accrued interest payable and other liabilities	2,567	(893)
Net cash provided by operating activities	$8,336	$7,862
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$6,318	$6,422
Proceeds from maturities, calls, and principal payments of securities held to maturity	25,405	4,220
Purchases of securities held to maturity	—	(2,091)
Net (purchase) redemption of restricted securities	(34)	105
Purchase of premises and equipment	(958)	(475)
Proceeds from sale of premises and equipment	—	2
Proceeds from sale of other real estate owned	—	385
Proceeds from cash value of bank owned life insurance	401	256
Net (increase) in loans	(21,200)	(10,187)
Net cash provided by (used in) investing activities	$9,932	$(1,363)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$21,601	$(38,341)
Net increase in time deposits	10,501	39,425
Cash dividends paid on common stock, net of reinvestment	(1,799)	(1,801)
Repurchase of common stock, stock incentive plan	(98)	(113)
Repurchase of common stock, stock repurchase plan	—	(507)
Net cash provided by (used in) financing activities	$30,205	$(1,337)
Increase in cash and cash equivalents	$48,473	$5,162
Cash and Cash Equivalents
Beginning	$87,161	$66,914
Ending	$135,634	$72,076
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,999	$5,622
Income taxes	$1,230	$1,626
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$(1,309)	$738
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$687	$—
Change in fair value of cash flow hedges	$197	$(151)
Issuance of common stock, dividend reinvestment plan	$84	$80

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2023	$7,851	$32,937	$91,239	$(20,216)	$111,811
Net income	—	—	3,505	—	3,505
Other comprehensive loss	—	—	—	(1,143)	(1,143)
Cash dividends on common stock ($0.15 per share)	—	—	(939)	—	(939)
Stock-based compensation	—	69	—	—	69
Issuance of 2,536 shares of common stock, dividend reinvestment plan	3	36	—	—	39
Repurchase of 32,301 shares of common stock, stock repurchase plan	(41)	(441)	—	—	(482)
Balance, June 30, 2023	$7,813	$32,601	$93,805	$(21,359)	$112,860

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2024	$7,847	$33,021	$96,465	$(19,517)	$117,816
Net income	—	—	2,442	—	2,442
Other comprehensive income	—	—	—	475	475
Cash dividends on common stock ($0.15 per share)	—	—	(941)	—	(941)
Stock-based compensation	—	60	—	—	60
Issuance of 2,710 shares common stock, dividend reinvestment plan	3	39	—	—	42
Issuance of 500 shares common stock, stock incentive plan	1	(1)	—	—	—
Repurchase of 177 shares common stock, stock incentive plan	—	(3)	—	—	(3)
Balance, June 30, 2024	$7,851	$33,116	$97,966	$(19,042)	$119,891

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Continued)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,952)	—	(1,952)
Net income	—	—	7,354	—	7,354
Other comprehensive income	—	—	—	1,112	1,112
Cash dividends on common stock ($0.30 per share)	—	—	(1,881)	—	(1,881)
Stock-based compensation	—	407	—	—	407
Issuance of 4,752 shares common stock, dividend reinvestment plan	6	74	—	—	80
Issuance of 21,302 shares common stock, stock incentive plan	27	(27)	—	—	—
Repurchase of 6,495 shares common stock, stock incentive plan	(8)	(105)	—	—	(113)
Repurchase of 33,858 shares common stock, stock repurchase plan	(43)	(464)	—	—	(507)
Balance, June 30, 2023	$7,813	$32,601	$93,805	$(21,359)	$112,860

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	5,651	—	5,651
Other comprehensive loss	—	—	—	(336)	(336)
Cash dividends on common stock ($0.30 per share)	—	—	(1,883)	—	(1,883)
Stock-based compensation	—	202	—	—	202
Issuance of 5,060 shares common stock, dividend reinvestment plan	6	78	—	—	84
Issuance of 16,762 shares common stock, stock incentive plan	22	(22)	—	—	—
Repurchase of 5,019 shares common stock, stock incentive plan	(6)	(92)	—	—	(98)
Balance, June 30, 2024	$7,851	$33,116	$97,966	$(19,042)	$119,891

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2024 and December 31, 2023, the statements of income and comprehensive income for the six months ended June 30, 2024 and 2023, the cash flows for the six months ended June 30, 2024 and 2023, and the changes in shareholders’ equity for the three and  six months ended June 30, 2024 and 2023. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

Business Combination

On March 25, 2024, the Company entered into an agreement to acquire Touchstone Bankshares, Inc. (Touchstone) for an aggregate purchase price of $47.0 million in stock. The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of June 30, 2024. At the time of closing of the acquisition, Touchstone is expected to have twelve retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. The Company has received regulatory approvals from the Federal Reserve Bank of Richmond, acting under authority delegated by the Board of Governors of the Federal Reserve System, and the Bureau of Financial Institutions division of the State Corporation Commission of the Commonwealth of Virginia. The closing of the acquisition is subject to customary closing conditions, including shareholder approval.  As of June 30, 2024, Touchstone reported total assets of $662.7 million, gross loans of $500.6 million, and total deposits of $546.7 million.

In connection with the transaction, the Company expects to issue approximately 2.7 million shares of its common stock to the shareholders of Touchstone. Upon completion of the transaction, Touchstone Bank, which is Touchstone’s wholly owned banking subsidiary, is expected to be merged with and into First Bank. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Under acquisition accounting, assets acquired and liabilities assumed are recorded at their acquisition date fair values, and any excess of the aggregate fair value of the net assets acquired over the purchase price is recognized as bargain purchase gain.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its (consolidated) financial statements.

Notes to Consolidated Financial Statements (Unaudited)

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disa ggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its (consolidated) financial statements.

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,480	$—	$(1,019)	$11,461	$—
U.S. agency and mortgage-backed securities	90,869	52	(12,091)	78,830	—
Obligations of states and political subdivisions	63,377	2	(8,854)	54,525	—
Total securities available for sale	$166,726	$54	$(21,964)	$144,816	$—
Securities held to maturity:
U.S. Treasury securities	$19,404	$—	$(310)	$19,094	$—
U.S. agency and mortgage-backed securities	89,911	—	(9,556)	80,355	—
Obligations of states and political subdivisions	11,291	27	(1,039)	10,279	(1)
Corporate debt securities	3,000	—	(486)	2,514	(108)
Total securities held to maturity	$123,606	$27	$(11,391)	$112,242	$(109)
Total securities	$290,332	$81	$(33,355)	$257,058	$(109)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,476	$—	$(1,026)	$11,450	$—
U.S. agency and mortgage-backed securities	96,937	55	(12,192)	84,800	—
Obligations of states and political subdivisions	64,045	6	(7,444)	56,607	—
Total securities available for sale	$173,458	$61	$(20,662)	$152,857	$—
Securities held to maturity:
U.S. Treasury securities	$39,085	$—	$(389)	$38,696	$—
U.S. agency and mortgage-backed securities	94,617	—	(8,992)	85,625	—
Obligations of states and political subdivisions	11,649	107	(943)	10,813	—
Corporate debt securities	3,000	—	(520)	2,480	(107)
Total securities held to maturity	$148,351	$107	$(10,844)	$137,614	$(107)
Total securities	$321,809	$168	$(31,506)	$290,471	$(107)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,461	$(1,019)	$11,461	$(1,019)
U.S. agency and mortgage-backed securities	367	(6)	73,849	(12,085)	74,216	(12,091)
Obligations of states and political subdivisions	5,288	(252)	48,135	(8,602)	53,423	(8,854)
Total securities available for sale	$5,655	$(258)	$133,445	$(21,706)	$139,100	$(21,964)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,450	$(1,026)	$11,450	$(1,026)
U.S. agency and mortgage-backed securities	1,281	(29)	78,800	(12,163)	80,081	(12,192)
Obligations of states and political subdivisions	4,469	(215)	47,004	(7,229)	51,473	(7,444)
Total securities available for sale	$5,750	$(244)	$137,254	$(20,418)	$143,004	$(20,662)

The tables above provide information about available for sale securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Management evaluates securities to determine whether the impairment is due to credit-related factors or noncredit-related factors at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

Accrued interest receivable on securities available for sale and securities held to maturity totaled $727 thousand and $450 thousand, respectively, at June 30, 2024.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At June 30, 2024, there were three out of three available for sale U.S. Treasury securities, 91 out of 108 U.S. agency and mortgage-backed available for sale securities, and 97 out of 99 obligations of states and political subdivisions available for sale in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade. The weighted-average re-pricing term of the portfolio was 6.0 years at June 30, 2024. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2023. The weighted-average re-pricing term of the portfolio was 5.9 years at December 31, 2023. The unrealized losses at June 30, 2024 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $687 thousand for the first six months of 2024. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss.

The amortized cost and fair value of securities at June 30, 2024 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,111	$1,096	$10,534	$10,456
Due after one year through five years	30,939	28,641	23,167	21,987
Due after five years through ten years	31,574	28,077	17,399	15,655
Due after ten years	103,101	87,002	72,505	64,144
	$166,726	$144,816	$123,606	$112,242

Notes to Consolidated Financial Statements (Unaudited)

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

The composition of restricted securities at June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30, 2024	December 31, 2023
Federal Home Loan Bank stock	$999	$965
Federal Reserve Bank stock	981	981
Community Bankers’ Bank stock	132	132
	$2,112	$2,078

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $642 thousand at June 30, 2024 and December 31, 2023

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2024 and December 31, 2023, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
June 30, 2024
Aaa	$19,404	$23,053	$2,797	$—	$45,254
Aa1 / Aa2 / Aa3	—	—	8,494	—	8,494
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	66,858	—	—	66,858
Total	$19,404	$89,911	$11,291	$3,000	$123,606
December 31, 2023
Aaa	$39,085	$22,936	$2,807	$—	$64,828
Aa1 / Aa2 / Aa3	—	—	8,842	—	8,842
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	71,681	—	—	71,681
Total	$39,085	$94,617	$11,649	$3,000	$148,351

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the six months ended June 30, 2024 and for the year ended December 31, 2023.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$107	$107
Provision for credit losses	—	—	1	1	2
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, June 30, 2024	$—	$—	$1	$108	$109

Notes to Consolidated Financial Statements (Unaudited)

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2022	$—	$—	$—	$—	$—
Adjustment for adoption of ASU 2016-13	—	—	—	134	134
Provision for credit losses	—	—	—	10	10
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	(37)	(37)
Balance, December 31, 2023	$—	$—	$—	$107	$107

At June 30, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  June 30, 2024.

Note 3. Loans

Loans at June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Real estate loans:
Construction and land development	$60,919	$52,680
Secured by 1-4 family residential	346,977	344,369
Other real estate loans	449,768	447,272
Commercial and industrial loans	116,299	113,074
Consumer and other loans	16,013	12,035
Total loans	$989,976	$969,430
Allowance for credit losses	(12,553)	(11,974)
Loans, net	$977,423	$957,456

Net deferred loan fees included in the above loan categories were $1.2 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively.  Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $7.1 million as of June 30, 2024 and $7.9 million as of December 31, 2023.  Consumer and other loans included $365 thousand and $222 thousand of demand deposit overdrafts at June 30, 2024 and December 31, 2023, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  June 30, 2024 was $1.8 million.  The outstanding principal balance and the carrying amount at  June 30, 2024 and December 31, 2023 of loans acquired in business combinations were as follows:

	June 30, 2024	December 31, 2023
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$152,630	$164,028

Carrying amount
Real estate loans:
Construction and land development	$7,491	$7,851
Secured by 1-4 family residential	34,154	36,290
Other real estate loans	90,250	94,882
Commercial and industrial loans	15,659	19,611
Consumer and other loans	3,324	3,451
Total acquired loans	$150,878	$162,085

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$36	$36	$60,883	$60,919	$36	$—
Secured by 1-4 family residential	1,184	219	248	1,651	345,326	346,977	749	—
Other real estate loans	78	—	—	78	449,690	449,768	—	—
Commercial and industrial	742	401	2,188	3,331	112,968	116,299	7,845	—
Consumer and other loans	24	—	—	24	15,989	16,013	—	—
Total	$2,028	$620	$2,472	$5,120	$984,856	$989,976	$8,630	$—

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$183	$4	$38	$225	$52,455	$52,680	$38	$—
Secured by 1-4 family residential	1,364	350	392	2,106	342,263	344,369	495	245
Other real estate loans	—	—	82	82	447,190	447,272	—	82
Commercial and industrial	252	316	197	765	112,309	113,074	6,230	197
Consumer and other loans	33	—	—	33	12,002	12,035	—	—
Total	$1,832	$670	$709	$3,211	$966,219	$969,430	$6,763	$524

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$861	$1,702	$2,679	$4,436	$3,306	$4,546	$43,352	$60,882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	37	—	37
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$861	$1,702	$2,679	$4,436	$3,306	$4,583	$43,352	$60,919

Current period gross write-offs	$—	$—	$—	$—	$—	$4	$—	$4

Secured by 1-4 family residential
Pass	$8,034	$36,903	$65,212	$58,106	$36,961	$90,690	$50,037	$345,943
Special Mention	—	—	—	—	—	—	—	—
Substandard	—		133	201	—	700	—	1,034
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$8,034	$36,903	$65,345	$58,307	$36,961	$91,390	$50,037	$346,977

Current period gross write-offs	$—	$—	$—	$—	$—	$10	$—	$10

Other real estate loans
Pass	$21,012	$51,426	$93,506	$90,608	$35,884	$147,472	$9,860	$449,768
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$21,012	$51,426	$93,506	$90,608	$35,884	$147,472	$9,860	$449,768

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$10,839	$21,949	$19,250	$16,297	$2,388	$9,961	$26,477	$107,161
Special Mention	—	—	1,380	—	—	—	—	1,380
Substandard	109	701	4,220	1,780	—	948	—	7,758
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$10,948	$22,650	$24,850	$18,077	$2,388	$10,909	$26,477	$116,299

Current period gross write-offs	$101	$653	$—	$2	$—	$—	$—	$756

Consumer and other loans
Pass	$2,977	$2,138	$864	$157	$1,317	$2,082	$6,478	$16,013
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$2,977	$2,138	$864	$157	$1,317	$2,082	$6,478	$16,013

Current period gross write-offs	$127	$24	$9	$3	$1	$—	$—	$164

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Pass	$2,477	$2,925	$4,350	$3,450	$2,085	$2,859	$34,496	$52,642
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	38	—	38
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$2,477	$2,925	$4,350	$3,450	$2,085	$2,897	$34,496	$52,680

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$43,029	$77,196	$64,063	$41,192	$31,509	$76,295	$10,303	$343,587
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	98	19	—	—	665	—	782
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$43,029	$77,294	$64,082	$41,192	$31,509	$76,960	$10,303	$344,369

Current period gross write-offs	$—	$59	$—	$—	$—	$—	$—	$59

Other real estate loans
Pass	$51,560	$94,666	$90,089	$41,186	$36,747	$122,755	$10,269	$447,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$51,560	$94,666	$90,089	$41,186	$36,747	$122,755	$10,269	$447,272

Current period gross write-offs	$—	$—	$—	$—	$—	$34	$—	$34

Commercial and industrial
Pass	$22,086	$26,755	$20,352	$4,102	$4,448	$8,276	$20,825	$106,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	58	3,757	1,453	—	167	795	—	6,230
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$22,144	$30,512	$21,805	$4,102	$4,615	$9,071	$20,825	$113,074

Current period gross write-offs	$315	$1,121	$1,139	$624	$—	$253	$—	$3,452

Consumer and other loans
Pass	$3,021	$1,203	$311	$1,471	$2,172	$14	$3,843	$12,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$3,021	$1,203	$311	$1,471	$2,172	$14	$3,843	$12,035

Current period gross write-offs	$366	$57	$4	$15	$3	$3	$—	$448

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  June 30, 2024, December 31, 2023 and June 30, 2023, the activity in the Allowance for Credit Losses on Loans (ACLL) (previously Allowance for Loan Losses) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	June 30, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Charge-offs	(4)	(10)	—	(756)	(164)	(934)
Recoveries	—	5	1	16	67	89
Provision for (recovery of) credit losses on loans	39	(466)	141	1,596	114	1,424
Ending Balance, June 30, 2024	$347	$2,688	$4,840	$4,562	$116	$12,553
Ending Balance:
Individually evaluated	—	—	—	3,750	—	3,750
Collectively evaluated	347	2,688	4,840	809	119	8,803
Loans:
Ending Balance	$60,919	$346,977	$449,768	$116,299	$16,013	$989,976
Individually evaluated	36	749	—	7,845	—	8,630
Collectively evaluated	60,883	346,228	449,768	108,454	16,013	981,346

	December 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for (recovery of) credit losses on loans	79	654	(593)	5,526	251	5,917
Ending Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Ending Balance:
Individually evaluated for impairment	—	—	—	2,705	—	2,705
Collectively evaluated for impairment	312	3,159	4,698	1,001	99	9,269
Loans:
Ending Balance	$52,680	$344,369	$447,272	$113,074	$12,035	$969,430
Individually evaluated for impairment	38	495	—	6,230	—	6,763
Collectively evaluated for impairment	52,642	343,874	447,272	106,844	12,035	962,667

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	—	—	(877)	(208)	(1,085)
Recoveries	1	9	13	144	99	266
Provision for (recovery of) credit losses on loans	68	77	(80)	(137)	117	45
Ending Balance, June 30, 2023	$302	$2,603	$5,244	$617	$92	$8,858
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	302	2,603	5,244	617	92	8,858
Loans:
Ending Balance	$49,282	$337,601	$421,970	$112,803	$8,538	930,194
Individually evaluated for impairment	40	567	70	—	—	677
Collectively evaluated for impairment	49,242	337,034	421,900	112,803	8,538	929,517

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	June 30, 2024			December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$36	$—	$36	$38	$—	$38
Secured by 1-4 family residential	749	—	749	495	—	495
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	—	7,845	7,845	—	6,230	6,230
Total	$785	$7,845	$8,630	$533	$6,230	$6,763

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$36	$—	$36	$38	$—	$38
Secured by 1-4 family residential	749	—	749	495	—	495
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total	$785	$—	$785	$533	$—	$533

At June 30, 2024 and December 31, 2023 there were no allowance for credit losses on collateral-dependent loans.

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

During the periods ended  June 30, 2024 and December 31, 2023, there were no loans modified due to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the six months ended June 30, 2024 and 2023, there were no payment defaults of modified loans that were modified during the previous twelve months.   At June 30, 2024 and 2023 there was no allowance for credit losses on modified loans.

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

For the six months ended June 30, 2024 and 2023 the Company recorded a $26 thousand recovery and a $44 thousand provision for credit losses for unfunded commitments, respectively.  The allowance for credit losses on off-balance sheet exposures was $387 and $197 thousand at  June 30, 2024 and 2023, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Numerator):
Net income	$2,442	$3,505	$5,651	$7,354
(Denominator):
Weighted average shares outstanding – basic	6,278,113	6,269,668	6,273,952	6,271,779
Potentially dilutive common shares – restricted stock units	11,292	7,493	12,018	7,348
Weighted average shares outstanding – diluted	6,289,405	6,277,161	6,285,970	6,279,127
Income per common share
Basic	$0.39	$0.56	$0.90	$1.17
Diluted	$0.39	$0.56	$0.90	$1.17

Restricted stock units for 880 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended  June 30, 2024 because they were antidilutive.  Restricted stock units for 603 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2023 because they were antidilutive.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands).

		Fair Value Measurements at June 30, 2024
Description	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,461	$—	$11,461	$—
U.S. agency and mortgage-backed securities	78,830	—	78,830	—
Obligations of states and political subdivisions	54,525	—	54,525	—
Total securities available for sale	$144,816	$—	$144,816	$—
Derivatives - cash flow hedges	2,685	—	2,685	—
Total assets	$147,501	$—	$147,501	$—

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,450	$—	$11,450	$—
U.S. agency and mortgage-backed securities	84,800	—	84,800	—
Obligations of states and political subdivisions	56,607	—	56,607	—
Total securities available for sale	$152,857	$—	$152,857	$—
Derivatives - cash flow hedges	2,488	—	2,488	—
Total assets	$155,345	$—	$155,345	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans at June 30, 2024 and  December 31, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2024
Description	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$785	$—	$—	$785

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$533	$—	$—	$533

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$785	Present value of cash flows	Discount rate	6.50%
	.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$533	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are as follows (in thousands):

		Fair Value Measurements at June 30, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$135,635	$135,635	$—	$—	$135,635
Securities available for sale	144,816	—	144,816	—	144,816
Securities held to maturity	123,497	—	112,133	—	112,133
Restricted securities	2,112	—	2,112	—	2,112
Loans, net	977,423	—	—	942,911	942,911
Bank owned life insurance	24,802	—	24,802	—	24,802
Accrued interest receivable	4,916	—	4,916	—	4,916
Derivatives - cash flow hedges	2,685	—	2,685	—	2,685
Financial Liabilities
Deposits	$1,265,796	$—	1,062,979	199,677	$1,262,656
Other borrowings	50,000	—	—	49,850	49,850
Subordinated debt	4,998	—	—	5,395	5,395
Junior subordinated debt	9,279	—	—	8,143	8,143
Accrued interest payable	812	—	812	—	812

		Fair Value Measurements at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$87,161	$87,161	$—	$—	$87,161
Securities available for sale	152,857	—	152,857	—	152,857
Securities held to maturity	148,244	—	137,507	—	137,507
Restricted securities	2,078	—	2,078	—	2,078
Loans, net	957,456	—	—	919,266	919,266
Bank owned life insurance	24,902	—	24,902	—	24,902
Accrued interest receivable	4,655	—	4,655	—	4,655
Derivatives - cash flow hedges	2,488	—	2,488	—	2,488
Financial Liabilities
Deposits	$1,233,726	$—	$1,041,377	$189,354	$1,230,731
Other borrowings	50,000	—	—	49,987	49,987
Subordinated debt	4,997	—	—	5,412	5,412
Junior subordinated debt	9,279	—	—	8,493	8,493
Accrued interest payable	764	—	764	—	764

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

There was no compensation expense related to stock awards for the three and six months ended June 30, 2024.  Compensation expense related to stock awards totaled $0 and $200 thousand for the three and six months ended June 30, 2023.

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

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Six Months Ended
	June 30, 2024
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	41,507	$18.47
Granted	13,412	19.06
Vested	(16,762)	19.39
Forfeited	(956)	—
Unvested, end of period	37,201	$18.25

At June 30, 2024, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $404 thousand. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the three months ended  June 30, 2024 and 2023 totaled $60 thousand and $69 thousand, respectively. Compensation expense related to restricted stock unit awards recognized for the six months ended  June 30, 2024 and 2023 totaled $202 thousand and $207 thousand, respectively.

T
able of Contents

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at March 31, 2023	$(22,109)	$1,893	$(20,216)
Unrealized holding losses (net of tax, ($421))	(1,579)	—	(1,579)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $88)	333	—	333
Change in fair value of cash flow hedge (net of tax, $29)	—	103	103
Change during period	(1,246)	103	(1,143)
Balance at June 30, 2023	$(23,355)	$1,996	$(21,359)

Balance at March 31, 2024	$(21,627)	$2,110	$(19,517)
Unrealized holding gains (net of tax, $56)	211	—	211
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $67)	253	—	253
Change in fair value of cash flow hedge (net of tax, $3)	—	11	11
Change during period	464	11	475
Balance at June 30, 2024	$(21,163)	$2,121	$(19,042)

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding gains (net of tax, $155)	583	—	583
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $172)	649	—	649
Change in fair value of cash flow hedge (net of tax, ($31))	—	(120)	(120)
Change during period	1,232	(120)	1,112
Balance at June 30, 2023	$(23,355)	$1,996	$(21,359)

Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, ($274))	(1,035)	—	(1,035)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $144)	543	—	543
Change in fair value of cash flow hedge (net of tax, $41)	—	156	156
Change during period	(492)	156	(336)
Balance at June 30, 2024	$(21,163)	$2,121	$(19,042)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest Income
Service charges on deposit accounts	$612	$683	$1,266	$1,329
ATM and check card fees	809	848	1,579	1,648
Wealth management fees	879	749	1,762	1,525
Brokered mortgage fees	32	35	70	35
Fees for other customer services	178	220	373	416
Noninterest income (in-scope of Topic 606)	$2,510	$2,535	$5,050	$4,953
Noninterest income (out-of-scope of Topic 606)	176	349	1,683	709
Total noninterest income	$2,686	$2,884	$6,733	$5,662

T
able of Contents

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2024, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,685	$—	$—

	December 31, 2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,488	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Acquisition

On March 25, 2024, the Company entered into an agreement to acquire Touchstone for an aggregate purchase price of $47.0 million in stock (based on the Company's closing stock price as of March 25, 2024). The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of June 30, 2024. At the time of closing of the acquisition, Touchstone is expected to have twelve retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. The Company has received regulatory approvals from the Federal Reserve Bank of Richmond, acting under authority delegated by the Board of Governors of the Federal Reserve System, and the Bureau of Financial Institutions division of the State Corporation Commission of the Commonwealth of Virginia. The closing of the acquisition is subject to customary closing conditions, including shareholder approval.  As of June 30, 2024, Touchstone reported total assets of $662.7 million, gross loans of $500.6 million, and total deposits of $546.7 million.

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

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	prepayments of loans and securities could materially impact earnings through a reduction in interest income and fees on loans and interest income on securities
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for credit losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or the industry's reputation were to become damaged;
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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2024 and statements of income of the Company for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2023. The statements of income for the six months ended June 30, 2024 may not be indicative of the results to be achieved for the year.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses for the six months ended June 30, 2024, followed by other operating expense, which comprised 10% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Acquisition of Touchstone Bankshares, Inc.

On March 25, 2024, the Company entered into an agreement to acquire Touchstone for an aggregate purchase price of approximately $47.0 million in stock (based on the Company's closing stock price as of March 25, 2024). The closing of the acquisition is subject to customary closing conditions, including shareholder approval, and the Company expects to complete the acquisition in the fourth quarter of 2024. At the time of closing of the acquisition, Touchstone is expected to have 12 retail bank offices serving south-central Virginia and northern North Carolina, and an administrative office in Prince George, Virginia. After the acquisition is completed, the former Touchstone branches will continue to operate as Touchstone Bank, a division of First Bank, until the systems conversion is completed, expected in the first quarter of 2025. As of June 30, 2024, Touchstone reported total assets of $662.7 million, gross loans of $500.6 million, and total deposits of $546.7 million. In connection with the transaction, the Company expects to issue approximately 2.7 million shares of its common stock to the shareholders of Touchstone. There were $571 thousand in merger related expenses incurred for the six months ended June 30, 2024 in connection with its acquisition of Touchstone. The Company estimates that it will incur additional pre-tax merger related expenses of approximately $10.6 million during 2024.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending June 30, 2024 and June 30, 2023

Net income decreased $1.1 million to $2.4 million, or $0.39 per diluted share, for the three months ended June 30, 2024, compared to $3.5 million, or $0.56 per diluted share, for the same period in 2023. Return on average assets was 0.68% and return on average equity was 8.31% for the second quarter of 2024, compared to 1.02% and 12.56%, respectively, for the same period in 2023.

The $1.1 million decrease in net income resulted primarily from a $1.5 million increase in noninterest expense, a $300 thousand increase in the provision for credit losses, and a $198 thousand decrease in noninterest income. These decreases were partially offset by a $749 thousand increase in net interest income and a $187 thousand decrease in income tax expense.

Net interest income increased by $749 thousand as total interest income increased by $2.8 million and was partially offset by a $2.0 million increase in total interest expense. Net interest income was positively impacted by a $79.2 million, or 6%, increase in average earning assets and a 4-basis point increase in the net interest margin to 3.40%.

Provision for credit losses increased by $300 thousand. For the second quarter of 2024, provision for credit losses totaled $400 thousand and was comprised of a $432 provision for credit losses on loans, which was partially offset by a $26 thousand recovery of credit losses on unfunded commitments, and a $6 thousand recovery of credit losses on securities held-to-maturity. For the same period of 2023, the provision for credit losses totaled $100 thousand.

Noninterest income decreased by $198 thousand in the second quarter of 2024 from decreases in service charges on deposits, ATM and check card fees, fees for other customer services, and other operating income. The decreases were partially offset by an increase in wealth management fee income.

Noninterest expenses increased by $1.5 million and were primarily attributable to a $650 thousand increase in salaries and employee benefits and a $702 thousand increase in legal and professional expense. Merger costs related to the acquisition of Touchstone totaled $571 thousand during the second quarter of 2024, and $562 thousand of those merger costs were included in legal and professional fees.

Comparing the Six-Month Periods Ending June 30, 2024 and June 30, 2023

Net income decreased $1.7 million to $5.7 million, or $0.90 per diluted share, for the six months ended June 30, 2024, compared to $7.4 million, or $1.17 per diluted share, for the same period in 2023. Return on average assets was 0.79% and return on average equity was 9.68% for the six months ended June 30, 2024, compared to 1.09% and 13.39%, respectively, for the same period in 2023.

The $1.7 million decrease in net income resulted from $2.2 million increase in total noninterest expense and a $1.3 million increase in provision for credit losses, which were partially offset by a $1.1 million increase in total noninterest income, a $423 thousand increase in net interest income, and a $291 thousand decrease in income tax expense.

Net interest income increased $423 thousand from a $5.6 million increase in total interest income, which was partially offset by a $5.2 million increase in total interest expense.  Net interest income was positively impacted by an $83.3 million, or 26%, increase in average earning assets, which was partially offset by a 17-basis point decrease in the net interest margin to 3.31%.

Provision for credit losses increased by $1.3 million. For the six months ended June 30, 2024, provision for credit losses totaled $1.4 million and was comprised of a $1.4 million provision for credit losses on loans, which was partially offset by a $25 thousand recovery of credit losses on unfunded commitments, and a $2 thousand provision of credit losses on securities held-to-maturity. For the same period of 2023, the provision for credit losses totaled $100 thousand.

Noninterest income increased by $1.1 million primarily from a $237 thousand increase in wealth management fees and a $958 thousand increase in other operating income. The increase in other operating income was attributable to a recovery from a loan that was acquired through a business combination in 2021. The increases were partially offset by decreases in service charges on deposits, ATM and check card fees, and fees for other customer services.

Noninterest expenses increased by $2.2 million and were primarily attributable to a $1.2 million increase in salaries and employee benefits and an $811 thousand increase in legal and professional expense, and a $216 thousand decrease in other real estate owned (OREO) income, net. Merger costs related to the acquisition of Touchstone totaled $571 thousand during the six-month period ended June 30, 2024, and $562 thousand of those merger costs were included in legal and professional fees.

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

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest expense	$10,659	$9,158	$20,546	$18,358
Add: other real estate owned (income) expense, net	—	219	—	214
Subtract: amortization of intangibles	(5)	(4)	(9)	(9)
Subtract/Add: loss (gain) on disposal of premises and equipment, net	—	—	(49)	2
Subtract: merger related expenses	(571)	—	(571)	---
	$10,083	$9,373	$19,917	$18,565
Tax-equivalent net interest income	$11,587	$10,826	$22,518	$22,084
Noninterest income	2,686	2,884	6,733	5,662
	$14,273	$13,710	$29,251	$27,746
Efficiency ratio	70.64%	68.37%	68.09%	66.91%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GAAP measures:
Interest income – loans	$14,004	$11,886	$27,488	$23,398
Interest income – investments and other	3,051	2,400	5,901	4,416
Interest expense – deposits	(4,820)	(3,402)	(9,591)	(5,618)
Interest expense – subordinated debt	(69)	(69)	(138)	(138)
Interest expense – junior subordinated debt	(66)	(67)	(134)	(134)
Interest expense – other borrowings	(606)	(3)	(1,182)	(3)
Total net interest income	$11,494	$10,745	$22,344	$21,921
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$12	$—	$12	---
Tax benefit realized on non-taxable interest income – municipal securities	81	81	162	163
Total tax benefit realized on non-taxable interest income	$93	$81	$174	$163
Total tax-equivalent net interest income	$11,587	$10,826	$22,518	$22,084

	Net Interest Margin
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Tax-equivalent net interest income	$11,587	$10,826	$22,518	$22,084
Average earnings assets	$1,370,072	$1,290,828	$1,362,687	$1,279,357
Net Interest Margin	3.40%	3.36%	3.32%	3.00%

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for credit losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consist of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, and general and administrative expenses.

Net Income

Three Month Period Ended June 30, 2024

Net income decreased $1.1 million, or 30%, to $2.4 million, or $0.39 per diluted share, for the three months ended June 30, 2024, compared to $3.5 million, or $0.56 per diluted share, for the same period in 2023. Return on average assets was 0.68% and return on average equity was 8.31% for the second quarter of 2024, compared to 1.02% and 12.56%, respectively, for the same period in 2023. The decrease in net income resulted from a $1.5 million, or 16%, increase in total noninterest expense, a $300 thousand increase in provision for credit losses, and a $198 thousand, or 7%, decrease in total noninterest income, which were partially offset by a 749 thousand, or 7%, increase in net interest income.

Six Month Period Ended June 30, 2024

Net income decreased $1.7 million, or 23%, to $5.7 million, or $0.90 per diluted share, for the six months ended June 30, 2024, compared to $7.4 million, or $1.17 per diluted share, for the same period in 2023. Return on average assets was 0.79% and return on average equity was 9.68% for the six months ended June 30, 2024, compared to 1.09% and 13.39%, respectively, for the same period in 2023. The decrease in net income was attributable to a $2.2 million, or 12%, increase in noninterest expenses and a $1.3 million increase in provision for credit losses, which were partially offset by a $1.1 million increase in noninterest income and a $423 thousand increase in net interest income.

Net Interest Income

Three Month Period Ended June 30, 2024

Net interest income increased $749 thousand, or 7%, to $11.5 million for the second quarter of 2024 compared to the same period in the prior year. Total interest income increased by $2.8 million which was partially offset by interest expense, which increased by $2.0 million.  Net interest income was positively impacted by a 4-basis point increase in the net interest margin and a $79.2 million, or 6%, increase in average earning assets.

The increase in total interest income was attributable to a $2.1 million, or 18%, increase in interest income and fees on loans and an $820 thousand increase in interest income on interest-bearing deposits in banks. The increase in interest income on loans was attributable to a 57-basis point increase in yield and a 6% increase in average balances compared to the same period in the prior year. The increase in interest income on interest-bearing deposits in other banks was attributable to an 8-basis point increase in yield and a 106% increase in average balances compared to the same period in the prior year.

The increase in total interest expense was attributable to a $1.4 million increase in interest expense on deposits and a $603 thousand increase in interest expense on other borrowings. The higher interest expense on deposits resulted from a 62-basis point increase in the cost of interest-bearing deposits and a 3% increase in average interest-bearing deposit balances. The increase in the cost of deposits was impacted by an increase in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased. The higher interest expense on other borrowings resulted from a $50.0 million increase in the average balance of borrowings from the Federal Reserve Bank through its Bank Term Funding Program.

The net interest margin was 3.40% for the second quarter of 2024 compared to 3.36% for the same period in the prior year as the increase in the yield on earning assets exceeded the increase in the cost of funds. When compared to the linked first quarter of 2024, the net interest margin increased by 16-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the increase in the cost of funds slowed when compared to prior quarterly periods. In December 2023, the Bank borrowed $50.0 million from the Federal Reserve Bank through its Bank Term Funding Program and invested the proceeds in interest-bearing deposit in other banks, which increased net interest income. Although net interest income increased by approximately $80 thousand for the second quarter of 2024 because of the transaction, it negatively impacted net interest margin by 11 basis points in the first and second quarters of 2024.

Six Month Period Ended June 30, 2024

Net interest income increased $423 thousand, or 2%, to $22.3 million for the second quarter of 2024 compared to the same period in the prior year. Total interest income increased by $5.6 million which was partially offset by interest expense, which increased by $5.2 million.  Net interest income was negatively impacted by a 17-basis point decrease in the net interest margin, which was partially offset by a $83.3 million, or 7%, increase in average earning assets.

The increase in total interest income was attributable to a $4.1 million, or 18%, increase in interest income and fees on loans and a $1.8 million increase in interest income on interest-bearing deposits in banks. The increase in interest income on loans was attributable to a 53-basis point increase in yield and a 6% increase in average balance. The increase in interest income on interest-bearing deposits in other banks was attributable to a 62-basis point increase in yield and a 130% increase in average balance.

The increase in total interest expense was attributable to a $4.0 million increase in interest expense on deposits and a $1.2 million increase in interest expense on other borrowings. The higher interest expense on deposits resulted from an 86-basis point increase in the cost of interest-bearing deposits and a 5% increase in average interest-bearing deposit balances. The increase in the cost of deposits was impacted by an increase in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased. The higher interest expense on other borrowings resulted from a $49.9 million increase in average balances.

The net interest margin was 3.31% for the six months ended June 30, 2024, compared to 3.48% for the same period in the prior year as the increase in the cost of funds exceeded the increase in yield on earning assets. Although the net interest margin for the six months ended June 30, 2024 was 17-basis points lower than the same period one year ago, the net interest margin has been stable in recent quarterly periods. In December 2023, the Bank borrowed $50.0 million from the Federal Reserve Bank through its Bank Term Funding Program and invested the proceeds in interest-bearing deposit in other banks, which increased net interest income. Although net interest income increased, the transaction negatively impacted net interest margin by 11 basis points for the six months ended June 30, 2024. The net interest margin has been stable in recent quarterly periods as the rising cost of funds has been offset by an increase in earning asset yields.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$216,079	$1,134	2.11%	$255,076	$1,306	2.05%
Tax-exempt (1)	53,162	387	2.93%	54,193	388	2.87%
Restricted	2,112	32	6.18%	1,803	28	6.06%
Total securities	$271,353	$1,553	2.30%	$311,072	$1,722	2.22%
Loans: (2)
Taxable	$980,226	$13,959	5.73%	$922,957	$11,886	5.17%
Tax-exempt (1)	1,730	57	13.32%	—	—	0.00%
Total loans	$981,956	$14,016	5.74%	$922,957	$11,886	5.17%
Federal funds sold	1	—	5.58%	—	—	0.00%
Interest-bearing deposits with other institutions	116,762	1,579	5.44%	56,799	759	5.36%
Total earning assets	$1,370,072	$17,148	5.03%	$1,290,828	$14,367	4.46%
Less: allowance for credit losses on loans	(12,588)			(8,788)
Total non-earning assets	90,995			90,741
Total assets	$1,448,479			$1,372,781
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$225,967	$1,133	2.02%	$269,560	$1,117	1.66%
Regular savings	143,588	40	0.11%	178,815	55	0.12%
Money market accounts	293,137	2,005	2.75%	224,833	1,286	2.29%
Time deposits	200,756	1,642	3.29%	166,728	944	2.27%
Total interest-bearing deposits	$863,448	$4,820	2.24%	$839,936	$3,402	1.62%
Federal funds purchased	2	—	5.84%	—	—	0.00%
Subordinated debt	4,998	69	5.57%	4,996	69	5.56%
Junior subordinated debt	9,279	66	2.88%	9,279	67	2.88%
Other borrowings	50,000	606	4.88%	—	3	0.00%
Total interest-bearing liabilities	$927,727	$5,561	2.41%	$854,211	$3,541	1.66%
Non-interest bearing liabilities
Demand deposits	396,014			402,488
Other liabilities	6,483			4,165
Total liabilities	$1,330,224			$1,260,864
Shareholders’ equity	118,255			111,917
Total liabilities and Shareholders’ equity	$1,448,479			$1,372,781
Net interest income		$11,587			$10,826
Interest rate spread			2.62%			2.80%
Cost of funds			1.69%			1.13%
Interest expense as a percent of average earning assets			1.63%			1.10%
Net interest margin			3.40%			3.36%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $93 and $81 thousand for the three months ended June 30, 2024 and 2023, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$224,656	$2,358	2.11%	$257,419	$2,645	2.07%
Tax-exempt (1)	53,634	773	2.90%	54,548	776	2.87%
Restricted	2,098	65	6.23%	1,854	55	5.95%
Total securities	$280,388	$3,196	2.29%	$313,821	$3,476	2.23%
Loans: (2)
Taxable	$975,420	$27,443	5.66%	$919,430	$23,398	5.13%
Tax-exempt (1)	865	57	13.32%	0	0	0.00%
Total loans	$976,285	$27,500	5.66%	$919,430	$23,398	5.13%
Federal funds sold	5	—	5.49%	—	—	0.00%
Interest-bearing deposits with other institutions	106,009	2,867	5.44%	46,106	1,103	4.82%
Total earning assets	$1,362,687	$33,563	4.95%	$1,279,357	$27,977	4.41%
Less: allowance for credit losses on loans	(12,284)			(9,159)
Total non-earning assets	87,816			92,328
Total assets	$1,438,219			$1,362,526
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$254,248	$2,455	1.94%	$273,066	$2,059	1.52%
Regular savings	145,763	82	0.11%	186,739	116	0.13%
Money market accounts	267,797	3,847	2.89%	211,579	2,032	1.94%
Time deposits	198,910	3,207	3.24%	154,964	1,411	1.84%
Total interest-bearing deposits	$866,718	$9,591	2.23%	$826,348	$5,618	1.37%
Federal funds purchased	1	—	5.92%	3	—	5.16%
Subordinated debt	4,998	138	5.57%	4,996	138	5.59%
Junior subordinated debt	9,279	134	2.90%	9,279	134	2.89%
Other borrowings	50,000	1,182	4.75%	111	3	4.91%
Total interest-bearing liabilities	$930,996	$11,045	2.39%	$840,737	$5,893	1.41%
Non-interest bearing liabilities
Demand deposits	383,956			406,153
Other liabilities	5,879			4,850
Total liabilities	$1,320,831			$1,251,740
Shareholders’ equity	117,388			110,786
Total liabilities and Shareholders’ equity	$1,438,219			$1,362,526
Net interest income		$22,518			$22,084
Interest rate spread			2.55%			3.00%
Cost of funds			1.69%			0.95%
Interest expense as a percent of average earning assets			1.62%			0.93%
Net interest margin			3.31%			3.48%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $174 and $163 thousand for the six months ended June 30, 2024 and 2023, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

Three-Month Period Ended June 30, 2024

The provision for credit losses totaled $400 thousand for the three-month period ended June 30, 2024, compared to $100 thousand for the same period of the prior year. The provision was comprised of a $432 thousand provision for credit losses on loans, which was partially offset by a $6 thousand recovery of credit losses on held-to-maturity securities and a $26 thousand recovery of credit losses on unfunded commitments. The provision for credit losses on loans resulted primarily from net charge-offs totaling $482 thousand and an increase in the specific reserve component of the allowance for credit losses on loans, which was partially offset by a decrease in the general reserve component of the allowance during the period resulting from a change in a qualitative factor related to economic conditions.

Six-Month Period Ended June 30, 2024

The provision for credit losses totaled $1.4 million for the six-month period of 2024, compared to $100 thousand for the same period of the prior year. The provision was comprised of a $1.4 million provision for credit losses on loans and a $2 thousand provision for credit losses on held-to-maturity securities, which were partially offset by a $25 thousand recovery of credit losses on unfunded commitments. The provision for credit losses on loans resulted primarily from net charge-offs totaling $845 thousand and an increase in the specific reserve component of the allowance for credit losses, which were partially offset by a decrease in the general reserve component of the allowance during the period that resulted from a change in a qualitative factor related to economic conditions.

Noninterest Income

Three Month Period Ended June 30, 2024

Noninterest income decreased $198 thousand, or 7%, to $2.7 million for the second quarter of 2024, compared to the same period of 2023.  The decrease resulted from decreases in other operating income of $187 thousand, service charges on deposit accounts of $71 thousand, and fees for other customer services of $42 thousand. The decreases were offset by an increase in wealth management fees of $130 thousand primarily from an increase in assets under management and from higher market values.

Six Month Period Ended June 30, 2024

Total noninterest income increased $1.1 million, or 19%, to $6.7 million for the six months ended June 30, 2024, compared to the same period of 2023.  The increase resulted from an increase in other operating income and wealth management fees.  Other operating income increased primarily from a recovery on a loan that was acquired through a business combination in a prior year. Wealth management fees increased $237 thousand primarily from an increase in assets under management and from higher market values.

Noninterest Expense

Three Month Period Ended June 30, 2024

Noninterest expenses increased $1.5 million, or 16%, to $10.7 million for the three-month period ended June 30, 2024, compared to the same period one year ago. The increase was primarily attributable to a $650 thousand, or 13%, increase in salaries and employee benefits and a $702 thousand increase in legal and professional fees. Salaries and employee benefits increased primarily from an increase in the number of employees. Legal and professional fees increased from wealth management advisory expense and $562 thousand of merger related expenses. Merger related costs totaled $571 thousand for the second quarter of 2024.

Six Month Period Ended June 30, 2024

Noninterest expenses increased $2.2 million or 12%, to $20.5 million for the six-month period ended June 30, 2024, compared to the same period one year ago. The increase was primarily attributable to a $1.2 million, or 11%, increase in salaries and employee benefits and a $811 thousand, or 106%, increase in legal and professional fees. Salaries and employee benefits increased primarily from an increase in the number of employees. Legal and professional fees increased primarily due to a $100 thousand increase in wealth management advisory expense and $562 thousand of merger related expenses. Merger related costs totaled $571 thousand for the six-month period ended June 30, 2024.

Income Taxes

Three Month Period Ended June 30, 2024

Income tax expense decreased $187 thousand for the second quarter of 2024, compared to the same period one year ago. The effective tax rate for the second quarter of 2024 was 21.8% compared to 19.8% for the same period in 2023.The increased effective tax rate for 2024 was the result of higher non-deductible expenses and lower nontaxable income in 2024 compared to 2023. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended June 30, 2024, and 2023. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Six Month Period Ended June 30, 2024

Income tax expense decreased $291 thousand, or 16%, for the first six months of 2024 compared with the same period in 2023. The effective tax rate for the first six months of 2024 was 20.8% compared with 19.4% for the same period in 2023. Like the three month period ended June 30, 2024, the increased effective tax rate for 2024 was the result of lower nontaxable income in 2024 compared to 2023 and non-deductible merger expenses.

Financial Condition

General

Assets totaled $1.5 billion at June 30, 2024, which was an increase of $38.2 million or 5% (annualized) from December 31, 2023. The asset composition changed during the first six months of the year as interest-bearing deposits in banks increased by $48.9 million and loans, net of the allowance for credit losses, increased by $20.0 million, while total securities decreased by $32.8 million.

Total liabilities increased by $34.6 million during the six-month period ended June 30, 2024, primarily from a $32.1 million or 5% (annualized) increase in total deposits from December 31, 2023. Composition of deposits as of June 30, 2024 did not change significantly as noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits increased $18.6 million, $3.0 million, and $10.5 million, respectively from December 31, 2023.

Total shareholders’ equity increased by $3.6 million during the first six months of 2024, primarily from a $3.8 million increase in retained earnings, which was partially offset by an $336 thousand increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was attributable to higher unrealized losses in the available-for-sale securities portfolio. Retained earnings increased as $5.7 million of net income was partially offset by $1.9 million of cash dividends on common stock. The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $990.0 million at June 30, 2024, which was a $20.5 million or 4% (annualized) increase from December 31, 2023, and a $59.8 million, or 6%, increase over June 30, 2023. The growth in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 35%, 45%, and 12% of the loan portfolio, respectively, at June 30, 2024.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $1.8 million and $1.9 million, as of June 30, 2024 and December 31, 2023, respectively. Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $22.9 million as of June 30, 2024, which included unamortized premiums totaling $7.1 million, compared to loans totaling $24.6 million as of December 31, 2023, which included unamortized premiums totaling $7.9 million.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for credit losses and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest income includes amortization of purchase premiums and discounts, recognized over the life of the loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. There were no loans greater than 90 days past due and still accruing at June 30, 2024 compared to $225 thousand for the same period in 2023. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $8.6 million and $6.8 million at June 30, 2024 and December 31, 2023, representing approximately 0.59% and 0.48% of total assets, respectively.  Nonaccrual loans totaled $8.6 million and $6.8 million at June 30, 2024 and December 31, 2023, respectively.  There was no OREO at June 30, 2024 and December 31, 2023, respectively. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in bank operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of June 30, 2024

On June 30, 2024 commercial and industrial loans and residential real estate loans comprised 91% and 9% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.7 million and $287 thousand at June 30, 2024 and December 31, 2023, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. On June 30, 2024, loans purchased from the finance company totaled $22.9 million, which was comprised of $15.8 million of loan balances and unamortized premiums totaling $7.1 million. As of June 30, 2024, $3.9 million of these loans were non-accrual including premiums totaling $1.2 million and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $2.7 million and were included in the Company’s allowance for credit losses on loans. The remaining $19.0 million of loans with premiums of $5.9 million were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On June 30, 2024, there was a total of 171 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 6.8 years.

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

Securities

The securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity and serves as a source of liquidity. The portfolio is used as needed to meet collateral requirements, such as those related to secure public deposits and balances with the Reserve Bank. The investment portfolio consists of held to maturity, available for sale, and restricted securities. Securities are classified as available for sale or held to maturity based on the Company’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value with any unrealized gain (or loss) in the value of the investment reported within the stockholders’ equity. Restricted securities, including Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock, are generally viewed as long-term investments because there is minimal market for the stock and are carried at cost.

On June 30, 2024 securities totaled $270.4 million, a decrease of $32.8 million, or 22% annualized, from $303.2 million at December 31, 2023. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2024, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $54 thousand and $61 thousand at June 30, 2024 and December 31, 2023, respectively. Gross unrealized losses in the available for sale portfolio totaled $22.0 million and $20.7 million at June 30, 2024 and December 31, 2023, respectively. Gross unrealized gains in the held to maturity portfolio totaled $27 thousand and $107 thousand at June 30, 2024 and December 31, 2023, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $11.4 million and $10.8 million at June 30, 2024 and December 31, 2023, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2023 to June 30, 2024 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and an unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $687 thousand, or $543 thousand net of tax, for the first six months of 2024. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

Deposits

Deposits totaled $1.3 billion on June 30, 2024, which was a $32 million increase from December 31, 2023, and a $23.4 million, or 2%, increase from June 30, 2023. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 31%, 53%, and 16%, of total deposits, respectively on June 30, 2024, compared to 31%, 54%, and 15% on December 31, 2023, and 32%, 54%, and 14%, on June 30, 2023. The composition of the deposit portfolio remained largely consistent with the prior period.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program, and available lines of credit totaled $533.3 million on June 30, 2024 and $561.7 million on June 30, 2023.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $419.4 on June 30, 2024, $368.2 million on December 31, 2023, and $343.0 million on June 30, 2023. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $324.5 on June 30, 2024, $293.7 million on December 31, 2023, and $257.7 million on June 30, 2023.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2024:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	14.13%
Tier 1 capital to risk-weighted assets	6.00%	12.88%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.88%
Tier 1 capital to average assets	4.00%	9.17%
Capital conservation buffer ratio(1)		6.13%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2024 and December 31, 2023.

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

Commitments to extend credit, which amounted to $212.3 million at June 30, 2024, and $175.0 million at June 30, 2023, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2024 and December 31, 2023, the Bank had $16.4 million and $17.6 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At June 30, 2024, the cash flow hedges had a fair value of $2.7 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a- 1(f) of the Exchange Act) adopted or terminated any Rule 10b5- 1 trading arrangement or non-Rule 10b5- 1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 14, 2024
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 14, 2024
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer