Form 10-Q
period 2024-09-30
FIRST NATIONAL CORP /VA/
filed 2024-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2024, 8,970,321 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2024	2023*
Assets
Cash and due from banks	$18,197	$17,194
Interest-bearing deposits in banks	108,319	69,967
Cash and cash equivalents	$126,516	$87,161
Securities available for sale, at fair value	146,013	152,857
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2024, $104; 2023, $107)	121,425	148,244
Restricted securities, at cost	2,112	2,078
Loans, net of allowance for credit losses, 2024, $12,704; 2023, $11,974	982,016	957,456
Other real estate owned, net of valuation allowance	57	—
Premises and equipment, net	22,960	22,142
Accrued interest receivable	4,794	4,655
Bank owned life insurance	24,992	24,902
Goodwill	3,030	3,030
Core deposit intangibles, net	104	117
Other assets	16,697	16,653
Total assets	$1,450,716	$1,419,295

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$383,400	$379,208
Savings and interest-bearing demand deposits	663,925	662,169
Time deposits	205,930	192,349
Total deposits	$1,253,255	$1,233,726
Other borrowings	50,000	50,000
Subordinated debt, net of issuance cost	4,999	4,997
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	8,068	5,022
Total liabilities	$1,325,601	$1,303,024

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2024, 6,296,705 shares; 2023, 6,263,102 shares	7,871	7,829
Surplus	33,409	32,950
Retained earnings	99,270	94,198
Accumulated other comprehensive loss, net	(15,435)	(18,706)
Total shareholders’ equity	$125,115	$116,271
Total liabilities and shareholders’ equity	$1,450,716	$1,419,295

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$14,479	$12,640	$41,967	$36,038
Interest on deposits in banks	1,538	338	4,405	1,441
Interest and dividends on securities:
Taxable interest	1,091	1,323	3,449	3,968
Tax-exempt interest	303	304	914	917
Dividends	33	26	98	81
Total interest and dividend income	$17,444	$14,631	$50,833	$42,445
Interest Expense
Interest on deposits	$4,958	$3,810	$14,549	$9,428
Interest on subordinated debt	69	69	207	207
Interest on junior subordinated debt	68	69	202	203
Interest on other borrowings	600	—	1,782	3
Total interest expense	$5,695	$3,948	$16,740	$9,841
Net interest income	$11,749	$10,683	$34,093	$32,604
Provision for credit losses	1,700	100	3,100	200
Net interest income after provision for credit losses	$10,049	$10,583	$30,993	$32,404
Noninterest Income
Service charges on deposit accounts	$675	$733	$1,941	$2,062
ATM and check card fees	934	976	2,513	2,624
Wealth management fees	952	811	2,714	2,336
Fees for other customer services	276	122	649	538
Brokered mortgage fees	92	38	162	73
Income from bank owned life insurance	191	175	491	459
Net gains on securities available for sale	39	—	39	—
Other operating income	44	198	1,427	623
Total noninterest income	$3,203	$3,053	$9,936	$8,715
Noninterest Expense
Salaries and employee benefits	$5,927	$5,505	$17,637	$16,040
Occupancy	585	534	1,668	1,586
Equipment	726	598	2,008	1,756
Marketing	262	204	730	720
Supplies	123	128	354	423
Legal and professional fees	596	439	2,172	1,204
ATM and check card expense	394	440	1,123	1,265
FDIC assessment	195	161	575	479
Bank franchise tax	262	262	785	778
Data processing expense	290	266	699	720
Amortization expense	4	5	13	14
Other real estate owned, net	10	15	10	(201)
Net losses (gain) on disposal of premises and equipment	2	—	51	(3)
Other operating expense	1,083	1,227	3,180	3,361
Total noninterest expense	$10,459	$9,784	$31,005	$28,142

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Income before income taxes	$2,793	$3,852	$9,924	$12,977
Income tax expense	545	731	2,025	2,502
Net income	$2,248	$3,121	$7,899	$10,475
Earnings per common share
Basic	$0.36	$0.50	$1.26	$1.67
Diluted	$0.36	$0.50	$1.26	$1.67

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net income	$2,248	$3,121	$7,899	$10,475
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $980 and ($1,080) for the three months and $706 and ($925) for the nine months ended September 30, 2024 and 2023, respectively	3,687	(4,063)	2,652	(3,480)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $66 and $86 for the three months and $210 and $258 for the nine months ended September 30, 2024 and 2023, respectively	248	323	791	972
Change in fair value of cash flow hedges, net of tax ($87) and $113 for the three months and ($47) and $82 for the nine months ended September 30, 2024 and 2023, respectively	(328)	424	(172)	304
Total other comprehensive income (loss)	3,607	(3,316)	3,271	(2,204)
Total comprehensive income	$5,855	$(195)	$11,170	$8,271

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$7,899	$10,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,294	1,195
Amortization of core deposit intangibles	13	14
Amortization of debt issuance costs	2	2
Provision for credit losses on loans	3,146	166
(Recovery) of credit losses on securities held to maturity	(3)	(2)
(Recovery) provision for credit losses on unfunded commitments	(42)	36
Net (gain) on sale of other real estate owned	—	(233)
Increase in cash value of bank owned life insurance	(491)	(459)
Accretion of discounts and amortization of premiums on securities, net	661	746
Accretion of premium on time deposits	(47)	(68)
Accretion of certain acquisition-related loan discounts, net	(288)	(510)
Stock-based compensation	466	681
Excess tax benefits on stock-based compensation	1	4
Loss (gain) on disposal of premises and equipment, net	51	(3)
Deferred income tax expense	90	323
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(139)	41
(Increase) in other assets	(1,223)	(284)
Increase (decrease) in accrued interest payable and other liabilities	3,088	(814)
Net cash provided by operating activities	$14,478	$11,310
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$9,587	$9,623
Proceeds from maturities, calls, and principal payments of securities held to maturity	27,777	6,359
Purchases of restricted securities	(34)	(274)
Purchases of securities held to maturity	—	(2,092)
Net redemption of restricted securities	—	105
Purchase of premises and equipment	(2,163)	(682)
Proceeds from sale of premises and equipment	—	3
Proceeds from sale of other real estate owned	—	417
Proceeds from cash value of bank owned life insurance	401	256
Net (increase) in loans	(27,474)	(32,368)
Net cash provided by (used in) investing activities	$8,094	$(18,653)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$5,948	$(53,729)
Net increase in time deposits	13,628	47,638
Cash dividends paid on common stock, net of reinvestment	(2,695)	(2,699)
Repurchase of common stock, stock incentive plan	(98)	(114)
Repurchase of common stock, stock repurchase plan	—	(568)
Net cash provided by (used in) financing activities	$16,783	$(9,472)
Increase in cash and cash equivalents	$39,355	$(16,815)
Cash and Cash Equivalents
Beginning	$87,161	$66,914
Ending	$126,516	$50,099
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,889	$9,405
Income taxes	$1,880	$2,726
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$3,358	$(4,405)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$1,001	$—
Change in fair value of cash flow hedges	$218	$386
Transfer from loans to other real estate owned	$56	$—
Issuance of common stock, dividend reinvestment plan	$133	$120

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2023	$7,813	$32,601	$93,805	$(21,359)	$112,860
Net income	—	—	3,121	—	3,121
Other comprehensive loss	—	—	—	(3,316)	(3,316)
Cash dividends on common stock ($0.15 per share)	—	—	(938)	—	(938)
Stock-based compensation	—	274	—	—	274
Issuance of 2,295 shares of common stock, dividend reinvestment plan	3	37	—	—	40
Repurchase of 6,495 shares of common stock, stock incentive plan	15	(15)	—	—	—
Repurchase of 3,674 shares of common stock, stock repurchase plan	(5)	(57)	—	—	(62)
Balance, September 30, 2023	$7,826	$32,840	$95,988	$(24,675)	$111,979

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2024	$7,851	$33,116	$97,966	$(19,042)	$119,891
Net income	—	—	2,248	—	2,248
Other comprehensive income	—	—	—	3,607	3,607
Cash dividends on common stock ($0.15 per share)	—	—	(944)	—	(944)
Stock-based compensation	—	264	—	—	264
Issuance of 2,798 shares common stock, dividend reinvestment plan	4	45	—	—	49
Issuance of 500 shares common stock, stock incentive plan	16	(16)	—	—	—
Balance, September 30, 2024	$7,871	$33,409	$99,270	$(15,435)	$125,115

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Continued)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,952)	—	(1,952)
Net income	—	—	10,475	—	10,475
Other comprehensive income	—	—	—	(2,204)	(2,204)
Cash dividends on common stock ($0.45 per share)	—	—	(2,819)	—	(2,819)
Stock-based compensation	—	681	—	—	681
Issuance of 7,047 shares common stock, dividend reinvestment plan	9	111	—	—	120
Issuance of 33,002 shares common stock, stock incentive plan	41	(41)	—	—	—
Repurchase of 6,495 shares common stock, stock incentive plan	(8)	(106)	—	—	(114)
Repurchase of 37,532 shares common stock, stock repurchase plan	(47)	(521)	—	—	(568)
Balance, September 30, 2023	$7,826	$32,840	$95,988	$(24,675)	$111,979

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	7,899	—	7,899
Other comprehensive loss	—	—	—	3,271	3,271
Cash dividends on common stock ($0.45 per share)	—	—	(2,827)	—	(2,827)
Stock-based compensation	—	466	—	—	466
Issuance of 7,858 shares common stock, dividend reinvestment plan	10	123	—	—	133
Issuance of 17,262 shares common stock, stock incentive plan	38	(38)	—	—	—
Repurchase of 5,019 shares common stock, stock incentive plan	(6)	(92)	—	—	(98)
Balance, September 30, 2024	$7,871	$33,409	$99,270	$(15,435)	$125,115

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2024 and December 31, 2023, the statements of income and comprehensive income for the nine months ended September 30, 2024 and 2023, the cash flows for the nine months ended September 30, 2024 and 2023, and the changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

Business Combination

On October 1, 2024, the Company completed the acquisition of Touchstone Bankshares, Inc. (Touchstone) with and into the Company (the Merger). Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. In connection with the transactions, the Company issued 2,673,640 shares of its common stock to Touchstone’s shareholders.  The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of September 30, 2024. As of September 30, 2024, Touchstone reported total assets of $660.8 million, gross loans of $492.4 million, and total deposits of $559.1 million.

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continue to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the systems integration is completed in February 2025. With the addition of Touchstone, the Company had approximately $2.1 billion in assets, $1.5 billion in loans and $1.8 billion in deposits on a combined pro-forma basis as of September 30, 2024. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. During the third quarter of 2024, the Company incurred pre-tax merger costs totaling $219 thousand. The Company estimates that it will incur additional pre-tax merger related expenses of approximately $11.5 million during the fourth quarter of 2024 and first quarter of 2025.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its (consolidated) financial statements.

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

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,481	$—	$(652)	$11,829	$—
U.S. agency and mortgage-backed securities	87,739	57	(9,641)	78,155	—
Obligations of states and political subdivisions	63,036	8	(7,015)	56,029	—
Total securities available for sale	$163,256	$65	$(17,308)	$146,013	$—
Securities held to maturity:
U.S. Treasury securities	$19,535	$—	$(60)	$19,475	$—
U.S. agency and mortgage-backed securities	88,342	—	(6,509)	81,833	—
Obligations of states and political subdivisions	10,653	108	(799)	9,962	(1)
Corporate debt securities	2,999	—	(450)	2,549	(103)
Total securities held to maturity	$121,529	$108	$(7,818)	$113,819	$(104)
Total securities	$284,785	$173	$(25,126)	$259,832	$(104)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,476	$—	$(1,026)	$11,450	$—
U.S. agency and mortgage-backed securities	96,937	55	(12,192)	84,800	—
Obligations of states and political subdivisions	64,045	6	(7,444)	56,607	—
Total securities available for sale	$173,458	$61	$(20,662)	$152,857	$—
Securities held to maturity:
U.S. Treasury securities	$39,085	$—	$(389)	$38,696	$—
U.S. agency and mortgage-backed securities	94,617	—	(8,992)	85,625	—
Obligations of states and political subdivisions	11,649	107	(943)	10,813	—
Corporate debt securities	3,000	—	(520)	2,480	(107)
Total securities held to maturity	$148,351	$107	$(10,844)	$137,614	$(107)
Total securities	$321,809	$168	$(31,506)	$290,471	$(107)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,829	$(652)	$11,829	$(652)
U.S. agency and mortgage-backed securities	617	(5)	73,033	(9,636)	73,650	(9,641)
Obligations of states and political subdivisions	2,984	(138)	48,529	(6,877)	51,513	(7,015)
Total securities available for sale	$3,601	$(143)	$133,391	$(17,165)	$136,992	$(17,308)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,450	$(1,026)	$11,450	$(1,026)
U.S. agency and mortgage-backed securities	1,281	(29)	78,800	(12,163)	80,081	(12,192)
Obligations of states and political subdivisions	4,469	(215)	47,004	(7,229)	51,473	(7,444)
Total securities available for sale	$5,750	$(244)	$137,254	$(20,418)	$143,004	$(20,662)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $727 thousand and $528 thousand, respectively, at September 30, 2024.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At September 30, 2024, there were three out of three available for sale U.S. Treasury securities, 88 out of 108 U.S. agency and mortgage-backed available for sale securities, and 87 out of 97 obligations of states and political subdivisions available for sale in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade. The weighted-average re-pricing term of the portfolio was 5.7 years at September 30, 2024. One hundred percent of the Company’s investment portfolio was considered investment grade at September 30, 2024. The weighted-average re-pricing term of the portfolio was 5.9 years at December 31, 2023. The unrealized losses at September 30, 2024 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $1.0 million for the first nine months of 2024. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss.

The amortized cost and fair value of securities at September 30, 2024 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,131	$1,121	$10,173	$10,148
Due after one year through five years	33,108	31,555	27,942	26,912
Due after five years through ten years	28,340	25,846	12,309	11,588
Due after ten years	100,677	87,491	71,106	65,172
	$163,256	$146,013	$121,530	$113,820

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

The composition of restricted securities at September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30, 2024	December 31, 2023
Federal Home Loan Bank stock	$999	$965
Federal Reserve Bank stock	981	981
Community Bankers’ Bank stock	132	132
	$2,112	$2,078

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $642 thousand at September 30, 2024 and December 31, 2023

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2024 and December 31, 2023, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
September 30, 2024
Aaa	$19,535	$23,113	$2,492	$—	$45,140
Aa1 / Aa2 / Aa3	—	—	8,161	—	8,161
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	65,229	—	—	65,229
Total	$19,535	$88,342	$10,653	$3,000	$121,530
December 31, 2023
Aaa	$39,085	$22,936	$2,807	$—	$64,828
Aa1 / Aa2 / Aa3	—	—	8,842	—	8,842
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	71,681	—	—	71,681
Total	$39,085	$94,617	$11,649	$3,000	$148,351

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$107	$107
Provision for credit losses	—	—	1	(4)	(3)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2024	$—	$—	$1	$103	$104

Notes to Consolidated Financial Statements (Unaudited)

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2022	$—	$—	$—	$—	$—
Adjustment for adoption of ASU 2016-13	—	—	—	134	134
Provision for credit losses	—	—	—	10	10
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	(37)	(37)
Balance, December 31, 2023	$—	$—	$—	$107	$107

At September 30, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  September 30, 2024.

Note 3. Loans

Loans at September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Real estate loans:
Construction and land development	$61,446	$52,680
Secured by 1-4 family residential	351,004	344,369
Other real estate loans	449,746	447,272
Commercial and industrial loans	114,823	113,074
Consumer and other loans	17,701	12,035
Total loans	$994,720	$969,430
Allowance for credit losses	(12,704)	(11,974)
Loans, net	$982,016	$957,456

Net deferred loan fees included in the above loan categories were $1.2 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively.  Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $6.9 million as of September 30, 2024 and $7.9 million as of December 31, 2023.  Consumer and other loans included $253 thousand and $222 thousand of demand deposit overdrafts at September 30, 2024 and December 31, 2023, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  September 30, 2024 was $1.7 million.  The outstanding principal balance and the carrying amount at  September 30, 2024 and December 31, 2023 of loans acquired in business combinations were as follows:

	September 30, 2024	December 31, 2023
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$148,591	$164,028

Carrying amount
Real estate loans:
Construction and land development	$7,214	$7,851
Secured by 1-4 family residential	33,310	36,290
Other real estate loans	89,086	94,882
Commercial and industrial loans	14,291	19,611
Consumer and other loans	3,036	3,451
Total acquired loans	$146,937	$162,085

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$183	$34	$217	$61,229	$61,446	$34	$—
Secured by 1-4 family residential	791	462	336	1,589	349,415	351,004	840	—
Other real estate loans	—	—	—	—	449,746	449,746	—	—
Commercial and industrial	583	700	2,453	3,736	111,087	114,823	5,055	—
Consumer and other loans	3	—	—	3	17,698	17,701	—	—
Total	$1,377	$1,345	$2,823	$5,545	$989,175	$994,720	$5,929	$—

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$183	$4	$38	$225	$52,455	$52,680	$38	$—
Secured by 1-4 family residential	1,364	350	392	2,106	342,263	344,369	495	245
Other real estate loans	—	—	82	82	447,190	447,272	—	82
Commercial and industrial	252	316	197	765	112,309	113,074	6,230	197
Consumer and other loans	33	—	—	33	12,002	12,035	—	—
Total	$1,832	$670	$709	$3,211	$966,219	$969,430	$6,763	$524

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024 and December 31, 2023 (in thousands).

	September 30, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$1,209	$1,506	$1,852	$4,208	$3,279	$3,802	$45,556	$61,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	34	—	34
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$1,209	$1,506	$1,852	$4,208	$3,279	$3,836	$45,556	$61,446

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$4	$4

Secured by 1-4 family residential
Pass	$13,862	$37,050	$63,785	$57,173	$36,277	$88,076	$53,668	$349,891
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	33	148	323	—	609	—	1,113
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$13,862	$37,083	$63,933	$57,496	$36,277	$88,685	$53,668	$351,004

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$10	$10

Other real estate loans
Pass	$25,612	$50,956	$92,811	$89,387	$34,916	$143,370	$12,694	$449,746
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$25,612	$50,956	$92,811	$89,387	$34,916	$143,370	$12,694	$449,746

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$15,325	$20,474	$19,327	$18,705	$2,159	$8,942	$22,883	$107,815
Special Mention	—	—	7	—	—	509	—	516
Substandard	886	609	3,762	773	—	462	—	6,492
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$16,211	$21,083	$23,096	$19,478	$2,159	$9,913	$22,883	$114,823

Current period gross write-offs	$101	$892	$435	$907	$20	$—	$—	$2,355

Consumer and other loans
Pass	$3,857	$1,758	$690	$34	$1,270	$1,793	$8,299	$17,701
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$3,857	$1,758	$690	$34	$1,270	$1,793	$8,299	$17,701

Current period gross write-offs	$190	$29	$9	$3	$1	$—	$—	$232

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Pass	$2,477	$2,925	$4,350	$3,450	$2,085	$2,859	$34,496	$52,642
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	38	—	38
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$2,477	$2,925	$4,350	$3,450	$2,085	$2,897	$34,496	$52,680

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$43,029	$77,196	$64,063	$41,192	$31,509	$76,295	$10,303	$343,587
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	98	19	—	—	665	—	782
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$43,029	$77,294	$64,082	$41,192	$31,509	$76,960	$10,303	$344,369

Current period gross write-offs	$—	$59	$—	$—	$—	$—	$—	$59

Other real estate loans
Pass	$51,560	$94,666	$90,089	$41,186	$36,747	$122,755	$10,269	$447,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$51,560	$94,666	$90,089	$41,186	$36,747	$122,755	$10,269	$447,272

Current period gross write-offs	$—	$—	$—	$—	$—	$34	$—	$34

Commercial and industrial
Pass	$22,086	$26,755	$20,352	$4,102	$4,448	$8,276	$20,825	$106,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	58	3,757	1,453	—	167	795	—	6,230
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$22,144	$30,512	$21,805	$4,102	$4,615	$9,071	$20,825	$113,074

Current period gross write-offs	$315	$1,121	$1,139	$624	$—	$253	$—	$3,452

Consumer and other loans
Pass	$3,021	$1,203	$311	$1,471	$2,172	$14	$3,843	$12,035
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$3,021	$1,203	$311	$1,471	$2,172	$14	$3,843	$12,035

Current period gross write-offs	$366	$57	$4	$15	$3	$3	$—	$448

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  September 30, 2024, December 31, 2023 and September 30, 2023, the activity in the Allowance for Credit Losses on Loans (ACLL) (previously Allowance for Loan Losses) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	September 30, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Charge-offs	(4)	(10)	—	(2,355)	(232)	(2,601)
Recoveries	—	8	2	67	108	185
Provision for (recovery of) credit losses on loans	83	(313)	422	2,805	149	3,146
Ending Balance, September 30, 2024	$391	$2,844	$5,122	$4,223	$124	$12,704
Ending Balance:
Individually evaluated	—	—	—	3,377	—	3,377
Collectively evaluated	391	2,844	5,122	846	124	9,327
Loans:
Ending Balance	$61,446	$351,004	$449,746	$114,823	$17,701	$994,720
Individually evaluated	34	836	—	5,123	—	5,993
Collectively evaluated	61,412	350,168	449,746	109,700	17,701	988,727

	December 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for (recovery of) credit losses on loans	79	654	(593)	5,526	251	5,917
Ending Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Ending Balance:
Individually evaluated for impairment	—	—	—	2,705	—	2,705
Collectively evaluated for impairment	312	3,159	4,698	1,001	99	9,269
Loans:
Ending Balance	$52,680	$344,369	$447,272	$113,074	$12,035	$969,430
Individually evaluated for impairment	38	495	—	6,230	—	6,763
Collectively evaluated for impairment	52,642	343,874	447,272	106,844	12,035	962,667

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	—	—	(877)	(351)	(1,228)
Recoveries	1	13	13	145	154	326
Provision for (recovery of) credit losses on loans	68	(97)	(179)	165	209	166
Ending Balance, September 30, 2023	$302	$2,433	$5,145	$920	$96	$8,896
Ending Balance:
Individually evaluated for impairment	—	—	—	307	—	307
Collectively evaluated for impairment	302	2,433	5,145	613	96	8,589
Loans:
Ending Balance	$50,405	$340,773	$433,177	$117,130	$11,014	952,499
Individually evaluated for impairment	39	546	67	2,464	—	3,116
Collectively evaluated for impairment	50,366	340,227	433,110	114,666	11,014	949,383

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	September 30, 2024			December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$34	$—	$34	$38	$—	$38
Secured by 1-4 family residential	840	—	840	495	—	495
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	1,678	3,377	5,055	—	6,230	6,230
Total	$2,552	$3,377	$5,929	$533	$6,230	$6,763

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$34	$—	$34	$38	$—	$38
Secured by 1-4 family residential	840	—	840	495	—	495
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total	$874	$—	$874	$533	$—	$533

At September 30, 2024 and December 31, 2023 there were no allowance for credit losses on collateral-dependent loans.

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

The following table shows the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made:

	Payment deferral
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	1,682	0.17%	Payment deferral of three months
Total	$1,682	0.17%

	Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	380	0.01%	Interest rate reduced by up to 4%
Total	$380	0.01%

During the year ended  December 31, 2023, there were no loans modified due to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the nine months ended September 30, 2024 and 2023, there were no payment defaults of modified loans that were modified during the previous twelve months.   At September 30, 2024 the allowance for credit losses on modified loans was $1.2 million.  At December 31, 2023 there was no allowance for credit losses on modified loans.

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

For the nine months ended September 30, 2024 and 2023 the Company recorded a $42 thousand recovery and a $36 thousand provision for credit losses for unfunded commitments, respectively.  The allowance for credit losses on off-balance sheet exposures was $371 and $189 thousand at  September 30, 2024 and 2023, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Numerator):
Net income	$2,248	$3,121	$7,899	$10,475
(Denominator):
Weighted average shares outstanding – basic	6,287,997	6,256,663	6,278,668	6,266,707
Potentially dilutive common shares – restricted stock units	15,285	14,688	13,107	9,795
Weighted average shares outstanding – diluted	6,303,282	6,271,351	6,291,775	6,276,502
Income per common share
Basic	$0.36	$0.50	$1.26	$1.67
Diluted	$0.36	$0.50	$1.26	$1.67

There were no antidilutive shares of common stock for the three and nine months ended September 30, 2024.  Restricted stock units for 603 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2023 because they were antidilutive.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands).

		Fair Value Measurements at September 30, 2024
Description	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,829	$—	$11,829	$—
U.S. agency and mortgage-backed securities	78,155	—	78,155	—
Obligations of states and political subdivisions	56,029	—	56,029	—
Total securities available for sale	$146,013	$—	$146,013	$—
Derivatives - cash flow hedges	2,270	—	2,270	—
Total assets	$148,283	$—	$148,283	$—

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,450	$—	$11,450	$—
U.S. agency and mortgage-backed securities	84,800	—	84,800	—
Obligations of states and political subdivisions	56,607	—	56,607	—
Total securities available for sale	$152,857	$—	$152,857	$—
Derivatives - cash flow hedges	2,488	—	2,488	—
Total assets	$155,345	$—	$155,345	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was a no allowance for credit losses on collateral dependent loans at September 30, 2024 and  December 31, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2024
Description	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$874	$—	$—	$874

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$533	$—	$—	$533

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$874	Present value of cash flows	Discount rate	6.50%
	.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$533	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are as follows (in thousands):

		Fair Value Measurements at September 30, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$126,516	$126,516	$—	$—	$126,516
Securities available for sale	146,013	—	146,013	—	146,013
Securities held to maturity	121,425	—	113,715	—	113,715
Restricted securities	2,112	—	2,112	—	2,112
Loans, net	982,016	—	—	951,542	951,542
Bank owned life insurance	24,992	—	24,992	—	24,992
Accrued interest receivable	4,794	—	4,794	—	4,794
Derivatives - cash flow hedges	2,270	—	2,270	—	2,270
Financial Liabilities
Deposits	$1,253,255	$—	1,047,325	204,521	$1,251,846
Other borrowings	50,000	—	—	50,016	50,016
Subordinated debt	4,999	—	—	5,430	5,430
Junior subordinated debt	9,279	—	—	9,314	9,314
Accrued interest payable	937	—	937	—	937

		Fair Value Measurements at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$87,161	$87,161	$—	$—	$87,161
Securities available for sale	152,857	—	152,857	—	152,857
Securities held to maturity	148,244	—	137,507	—	137,507
Restricted securities	2,078	—	2,078	—	2,078
Loans, net	957,456	—	—	919,266	919,266
Bank owned life insurance	24,902	—	24,902	—	24,902
Accrued interest receivable	4,655	—	4,655	—	4,655
Derivatives - cash flow hedges	2,488	—	2,488	—	2,488
Financial Liabilities
Deposits	$1,233,726	$—	$1,041,377	$189,354	$1,230,731
Other borrowings	50,000	—	—	49,987	49,987
Subordinated debt	4,997	—	—	5,412	5,412
Junior subordinated debt	9,279	—	—	8,493	8,493
Accrued interest payable	764	—	764	—	764

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

Compensation expense related to stock awards totaled $227 thousand for the three and nine months ended September 30, 2024.  Compensation expense related to stock awards totaled $202 and $402 thousand for the three and nine months ended September 30, 2023.

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

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Nine Months Ended
	September 30, 2024
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	41,507	$18.47
Granted	13,412	19.06
Vested	(16,762)	19.39
Forfeited	(1,956)	—
Unvested, end of period	36,201	$18.12

At September 30, 2024, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $366 thousand. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the three months ended  September 30, 2024 and 2023 totaled $38 thousand and $72 thousand, respectively. Compensation expense related to restricted stock unit awards recognized for the nine months ended  September 30, 2024 and 2023 totaled $240 thousand and $279 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at June 30, 2023	$(23,355)	$1,996	$(21,359)
Unrealized holding losses (net of tax, ($1,080))	(4,063)	—	(4,063)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $86)	323	—	323
Change in fair value of cash flow hedge (net of tax, $113)	—	424	424
Change during period	(3,740)	424	(3,316)
Balance at September 30, 2023	$(27,095)	$2,420	$(24,675)

Balance at June 30, 2024	$(21,163)	$2,121	$(19,042)
Unrealized holding gains (net of tax, $980)	3,687	—	3,687
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $66)	248	—	248
Change in fair value of cash flow hedge (net of tax, ($87))	—	(328)	(328)
Change during period	3,935	(328)	3,607
Balance at September 30, 2024	$(17,228)	$1,793	$(15,435)

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding losses (net of tax, ($925))	(3,480)	—	(3,480)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $258)	972	—	972
Change in fair value of cash flow hedge (net of tax, $82)	—	304	304
Change during period	(2,508)	304	(2,204)
Balance at September 30, 2023	$(27,095)	$2,420	$(24,675)

Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, $706)	2,652	—	2,652
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $210)	791	—	791
Change in fair value of cash flow hedge (net of tax, ($47))	—	(172)	(172)
Change during period	3,443	(172)	3,271
Balance at September 30, 2024	$(17,228)	$1,793	$(15,435)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest Income
Service charges on deposit accounts	$675	$733	$1,941	$2,062
ATM and check card fees	934	976	2,513	2,624
Wealth management fees	952	811	2,714	2,336
Brokered mortgage fees	92	38	162	73
Income from bank owned life insurance	276	175	649	459
Fees for other customer services	—	122	—	538
Noninterest income (in-scope of Topic 606)	$2,929	$2,855	$7,979	$8,092
Noninterest income (out-of-scope of Topic 606)	274	198	1,957	623
Total noninterest income	$3,203	$3,053	$9,936	$8,715

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of September 30, 2024, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,270	$—	$—

	December 31, 2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,488	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Acquisition

On October 1, 2024, the Company completed the acquisition of Touchstone with and into the Company. Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Under acquisition accounting, assets acquired and liabilities assumed are recorded at their acquisition date fair values, and any excess of the purchase price over the aggregate fair value of the net assets acquired is recognized as goodwill.

Pursuant to the terms of the Merger, each outstanding share of Touchstone common stock and preferred stock (on an as-converted, one-for-one basis, which shares of preferred stock converted automatically to common stock at the effective time of the Merger) received 0.8122 shares of the Company’s common stock. In connection with the transactions, the Company issued 2,673,640 shares of its common stock to Touchstone’s shareholders.  The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of September 30, 2024.  As of September 30, 2024, Touchstone reported total assets of $660.8 million, gross loans of $492.4 million, and total deposits of $559.1 million.

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continue to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the systems integration is completed in February 2025. With the addition of Touchstone, the Company had approximately $2.1 billion in assets, $1.5 billion in loans and $1.8 billion in deposits on a combined pro-forma basis as of September 30, 2024. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred pre-tax merger costs totaling $219 thousand for the three months ending September 30, 2024, and $790 thousand for the nine-months ending September 30,2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company's acquisition (the Merger) of Touchstone Bankshares, Inc. (Touchstone), including the expected levels of merger related expenses to be incurred by the Company, the expected benefits of the Merger, and the potential impact of the Merger on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability of the Company and the Bank to realize the anticipated benefits of the Merger, and to successfully integrate Touchstone’s systems and processes into the Company’s systems and processes;
•	expected revenue synergies and cost savings from the Merger that may not be fully realized or realized within the expected time frame;
•	revenues following the Merger that may be lower than expected;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels, inflation and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
•

the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	prepayments of loans and securities could materially impact earnings through a reduction in interest income and fees on loans and interest income on securities;
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for credit losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or the industry's reputation were to become damaged;
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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2024 and statements of income of the Company for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2023. The statements of income for the nine months ended September 30, 2024 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. As of September 30, 2024, the Bank’s office locations were well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond.  Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal and local government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and customer service centers in two retirement villages. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2023. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.  On October 1, 2024, the Company completed the acquisition of Touchstone with and into the Company, which expanded office locations in the greater Richmond market area, southside of Virginia, and northern North Carolina.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses for the nine months ended September 30, 2024, followed by other operating expense, which comprised 10% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Acquisition of Touchstone Bankshares, Inc.

On October 1, 2024, the Company completed the acquisition of Touchstone with and into the Company. Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. In connection with the transactions, the Company issued 2,673,640 shares of its common stock to Touchstone’s shareholders.  The financial position and results of operations of Touchstone are not reflected in the Company’s financial statements as of September 30, 2024. As of September 30, 2024, Touchstone reported total assets of $660.8 million, gross loans of $492.4 million, and total deposits of $559.1 million.

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continue to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the systems integration is completed in February 2025. With the addition of Touchstone, the Company would have had approximately $2.1 billion in assets, $1.5 billion in loans and $1.8 billion in deposits on a combined pro-forma basis as of September 30, 2024. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred pre-tax merger costs totaling $219 thousand for the three months ending September 30, 2024, and $790 thousand for the nine-months ending September 30,2024. The Company estimates that it will incur additional pre-tax merger related expenses of approximately $11.5 million during the fourth quarter of 2024 and first quarter of 2025.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending September 30, 2024 and September 30, 2023

Net income decreased $873 thousand to $2.2 million, or $0.36 per diluted share, for the three months ended September 30, 2024, compared to $3.1 million, or $0.50 per diluted share, for the same period in 2023. Return on average assets was 0.62% and return on average equity was 7.28% for the third quarter of 2024, compared to 0.91% and 10.96%, respectively, for the same period in 2023.

The $873 thousand decrease in net income resulted from a $1.6 million increase in the provision for credit losses, and a $675 thousand increase in noninterest expense. These increases were partially offset by a $1.1 million increase in net interest income, a $150 thousand increase in noninterest income, and a $186 thousand decrease in income tax expense.

Net interest income increased by $1.1 million as total interest income increased by $2.8 million and was partially offset by a $1.7 million increase in total interest expense. Net interest income was positively impacted by a $99.4 million, or 8%, increase in average earning assets and an 8-basis point increase in the net interest margin to 3.43%.

Provision for credit losses increased by $1.6 million. For the third quarter of 2024, provision for credit losses totaled $1.7 million and was comprised of a $1.7 million provision for credit losses on loans, which was partially offset by a $17 thousand recovery of credit losses on unfunded commitments, and a $5 thousand recovery of credit losses on securities held-to-maturity. For the same period of 2023, the provision for credit losses totaled $100 thousand.

Noninterest income increased by $150 thousand in the third quarter of 2024 from increases in fees for other customer services and wealth management fees. The increases were partially offset by a decrease in other operating income.

Noninterest expenses increased by $675 thousand and were primarily attributable to a $422 thousand increase in salaries and employee benefits, a $157 thousand increase in legal and professional expense and a $128 thousand increase in equipment expense. Merger costs related to the acquisition of Touchstone totaled $219 thousand during the third quarter of 2024, and $138 thousand of those merger costs were included in legal and professional fees.

Comparing the Nine-Month Periods Ending September 30, 2024 and September 30, 2023

Net income decreased $2.6 million to $7.9 million, or $1.26 per diluted share, for the nine months ended September 30, 2024, compared to $10.5 million, or $1.67 per diluted share, for the same period in 2023. Return on average assets was 0.73% and return on average equity was 8.84% for the nine months ended September 30, 2024, compared to 1.03% and 12.57%, respectively, for the same period in 2023.

The $2.6 million decrease in net income resulted from $2.8 million increase in total noninterest expense and a $2.9 million increase in provision for credit losses, which were partially offset by a $1.2 million increase in total noninterest income, a $1.5 million increase in net interest income, and a $477 thousand decrease in income tax expense.

Net interest income increased $1.5 million from a $8.4 million increase in total interest income, which was partially offset by a $6.9 million increase in total interest expense.  Net interest income was positively impacted by an $88.5 million, or 7%, increase in average earning assets, which was partially offset by an 8-basis point decrease in the net interest margin to 3.36%.

Provision for credit losses increased by $2.9 million. For the nine months ended September 30, 2024, provision for credit losses totaled $3.1 million and was comprised of a $3.1million provision for credit losses on loans, which was partially offset by a $42 thousand recovery of credit losses on unfunded commitments, and a $3 thousand recovery of credit losses on securities held-to-maturity. For the same period of 2023, the provision for credit losses totaled $200 thousand.

Noninterest income increased by $1.2 million primarily from a $378 thousand increase in wealth management fees and a $804 thousand increase in other operating income. The increase in other operating income was attributable to a recovery from a loan that was acquired through a business combination in 2021. The increases were partially offset by decreases in service charges on deposits, ATM and check card fees, and fees for other customer services.

Noninterest expenses increased by $2.9 million and were primarily attributable to a $1.6 million increase in salaries and employee benefits, a $968 thousand increase in legal and professional expense, and a $252 thousand increase in equipment expense. Merger costs related to the acquisition of Touchstone totaled $790 thousand during the nine-month period ended September 30, 2024, and $700 thousand of those merger costs were included in legal and professional fees.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest expense	$10,459	$9,784	$31,005	$28,142
Add: other real estate owned income (expense), net	(10)	(15)	(10)	201
Subtract: amortization of intangibles	(4)	(5)	(13)	(14)
Subtract/Add: loss (gain) on disposal of premises and equipment, net	(2)	—	(51)	—
Subtract: merger related expenses	(219)	—	(790)	—
	$10,224	$9,764	$30,141	$28,329
Tax-equivalent net interest income	$11,842	$10,764	$34,360	$32,848
Noninterest income	3,203	3,053	9,936	8,715
	$15,045	$13,817	$44,296	$41,563
Efficiency ratio	67.95%	70.67%	68.04%	68.16%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
GAAP measures:
Interest income – loans	$14,479	$12,640	$41,967	$36,038
Interest income – investments and other	2,965	1,991	8,866	6,407
Interest expense – deposits	(4,958)	(3,810)	(14,549)	(9,428)
Interest expense – subordinated debt	(69)	(69)	(207)	(207)
Interest expense – junior subordinated debt	(68)	(69)	(202)	(203)
Interest expense – other borrowings	(600)	—	(1,782)	(3)
Total net interest income	$11,749	$10,683	$34,093	$32,604
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$12	$—	$25	---
Tax benefit realized on non-taxable interest income – municipal securities	81	81	242	244
Total tax benefit realized on non-taxable interest income	$93	$81	$267	$244
Total tax-equivalent net interest income	$11,842	$10,764	$34,360	$32,848

	Net Interest Margin
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Tax-equivalent net interest income	$11,842	$10,764	$34,360	$32,848
Average earnings assets	$1,374,566	$1,275,111	$1,366,639	$1,278,135
Net Interest Margin	3.43%	3.35%	3.36%	3.44%

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

Net Income

Three Month Period Ended September 30, 2024

Net income decreased $873 thousand to $2.2 million, or $0.36 per diluted share, for the three months ended September 30, 2024 , compared to $3.1 million, or $0.50 per diluted share, for the same period in 2023 . Return on average assets was 0.62% and return on average equity was 7.28% for the third quarter of 2024 , compared to 0.91% and 10.96%, respectively, for the same period in 2023 .

The $873 thousand decrease in net income resulted primarily from a $1.6 million increase in the provision for credit losses and a $675 thousand increase in noninterest expense. These increases were partially offset by a $1.1 million increase in net interest income, a $150 thousand increase in noninterest income, and a $186 thousand decrease in income tax expense.  Merger-related costs totaling $219 thousand were included in noninterest expense.

Nine Month Period Ended September 30, 2024

Net income decreased $2.6 million to $7.9 million, or $1.26 per diluted share, for the nine months ended September 30, 2024 , compared to $10.5 million, or $1.67 per diluted share, for the same period in 2023 . Return on average assets was 0.73% and return on average equity was 8.84% for the nine months ended September 30, 2024 , compared to 1.03% and 12.57%, respectively, for the same period in 2023 .

The $2.6 million decrease in net income resulted from a $2.8 million increase in total noninterest expense and a $2.9 million increase in provision for credit losses, which were partially offset by a $1.2 million increase in total noninterest income, a $1.5 million increase in net interest income, and a $477 thousand decrease in income tax expense.  Merger-related costs totaling $790 thousand were included in noninterest expense.

Net Interest Income

Three Month Period Ended September 30, 2024

Net interest income increased $1.1 million, or 10%, to $11.7 million for the third quarter of 2024 compared to the same period in the prior year. Total interest income increased by $2.8 million, which was partially offset by interest expense, which increased by $1.7 million.  Net interest income was positively impacted by an 8-basis point increase in the net interest margin and a $99.4 million, or 8%, increase in average earning assets.

The increase in total interest income was attributable to a $1.8 million, or 15%, increase in interest income and fees on loans and an $1.2 million increase in interest income on interest-bearing deposits in banks. The increase in interest income on loans was attributable to a 50-basis point increase in yield and a 5% increase in average balances compared to the same period in the prior year. The increase in interest income on interest-bearing deposits in other banks was attributable to a $88.9 million increase in average balances compared to the same period in the prior year.

The increase in total interest expense was attributable to a $1.1 million increase in interest expense on deposits and a $600 thousand increase in interest expense on other borrowings. The higher interest expense on deposits resulted from a 46-basis point increase in the cost of interest-bearing deposits and a 4% increase in average interest-bearing deposit balances. The increase in the cost of deposits was impacted by an increase in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased. The higher interest expense on other borrowings resulted from a $50.0 million increase in the average balance of borrowings from the Federal Reserve Bank through its Bank Term Funding Program.

The net interest margin was 3.43% for the third quarter of 2024 compared to 3.35% for the same period in the prior year as the increase in the yield on earning assets exceeded the increase in the cost of funds. When compared to the linked second quarter of 2024, the net interest margin increased by 3-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the increase in the cost of funds slowed when compared to prior quarterly periods. In December 2023, the Bank borrowed $50.0 million from the Federal Reserve Bank through its Bank Term Funding Program and invested the proceeds in interest-bearing deposit in other banks, which increased net interest income. Although net interest income increased by approximately $80 thousand for the third quarter of 2024 because of the transaction, it negatively impacted net interest margin by 11-basis points in the third quarter of 2024.

Nine Month Period Ended September 30, 2024

Net interest income increased $1.5 million, or 5%, to $34.1 million for the third quarter of 2024 compared to the same period in the prior year. Total interest income increased by $8.4 million and was partially offset by interest expense, which increased by $6.9 million.  Net interest income was negatively impacted by an 8-basis point decrease in the net interest margin, which was partially offset by a $88.5 million, or 13.8%, increase in average earning assets.

The increase in total interest income was attributable to a $5.9 million, or 16%, increase in interest income and fees on loans and a $2.9 million increase in interest income on interest-bearing deposits in banks. The increase in interest income on loans was attributable to a 52-basis point increase in yield and an 11% increase in average balance. The increase in interest income on interest-bearing deposits in other banks was attributable to a 47-basis point increase in yield and a $69.7 million increase in average balance.

The increase in total interest expense was attributable to a $5.1 million increase in interest expense on deposits and a $1.8 million increase in interest expense on other borrowings. The higher interest expense on deposits resulted from a 72-basis point increase in the cost of interest-bearing deposits and a 9% increase in average interest-bearing deposit balances. The increase in the cost of deposits was impacted by an increase in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased. The higher interest expense on other borrowings resulted from a $49.9 million increase in average balances.

The net interest margin was 3.36% for the nine months ended September 30, 2024, compared to 3.44% for the same period in the prior year as the increase in the cost of funds exceeded the increase in yield on earning assets. Although the net interest margin for the nine months ended September 30, 2024 was 8-basis points lower than the same period one year ago, the net interest margin has increased in recent quarterly periods. In December 2023, the Bank borrowed $50.0 million from the Federal Reserve Bank through its Bank Term Funding Program and invested the proceeds in interest-bearing deposit in other banks, which increased net interest income. Although net interest income increased, the transaction negatively impacted net interest margin by 11-basis points for the nine months ended September 30, 2024. The net interest margin has increased in recent quarterly periods as the rising cost of funds has been offset by an increase in earning asset yields.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$214,190	$1,091	2.03%	$251,623	$1,323	2.09%
Tax-exempt (1)	53,302	384	2.86%	53,238	384	2.87%
Restricted	2,112	33	6.21%	1,904	27	5.57%
Total securities	$269,604	$1,508	2.30%	$306,765	$1,734	2.24%
Loans: (2)
Taxable	$987,892	$14,430	5.81%	$943,452	$12,640	5.31%
Tax-exempt (1)	3,291	61	7.33%	—	—	—
Total loans	$991,183	$14,491	5.82%	$943,452	$12,640	5.31%
Federal funds sold	—	—	0.00%	—	—	—
Interest-bearing deposits with other institutions	113,779	1,538	5.38%	24,894	338	5.39%
Total earning assets	$1,374,566	$17,537	5.08%	$1,275,111	$14,712	4.58%
Less: allowance for credit losses on loans	(12,151)			(8,847)
Total non-earning assets	86,849			88,914
Total assets	$1,449,264			$1,355,178
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$236,346	$1,101	1.85%	$264,193	$1,194	1.79%
Regular savings	139,009	38	0.11%	163,550	49	0.12%
Money market accounts	283,771	2,097	2.94%	223,121	1,348	2.40%
Time deposits	205,253	1,722	3.34%	180,729	1,219	2.68%
Total interest-bearing deposits	$864,379	$4,958	2.28%	$831,593	$3,810	1.82%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Subordinated debt	4,998	69	5.51%	4,996	69	5.50%
Junior subordinated debt	9,279	68	2.89%	9,279	69	2.95%
Other borrowings	50,000	600	4.77%	—	—	0.00%
Total interest-bearing liabilities	$928,656	$5,695	2.44%	$845,868	$3,948	1.85%
Non-interest bearing liabilities
Demand deposits	389,771			391,342
Other liabilities	7,955			4,909
Total liabilities	$1,326,382			$1,242,119
Shareholders’ equity	122,882			113,059
Total liabilities and Shareholders’ equity	$1,449,264			$1,355,178
Net interest income		$11,842			$10,764
Interest rate spread			2.64%			2.73%
Cost of funds			1.72%			1.27%
Interest expense as a percent of average earning assets			1.65%			1.23%
Net interest margin			3.43%			3.35%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $93 and $81 thousand for the three months ended September 30, 2024 and 2023, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$221,092	$3,449	2.08%	$255,648	$3,968	2.08%
Tax-exempt (1)	53,536	1,157	2.89%	54,134	1,161	2.87%
Restricted	2,103	98	6.23%	1,871	81	5.82%
Total securities	$276,731	$4,704	2.27%	$311,653	$5,210	2.24%
Loans: (2)
Taxable	$979,608	$41,873	5.71%	$927,525	$36,038	5.19%
Tax-exempt (1)	1,679	118	9.38%	—	—	0.00%
Total loans	$981,287	$41,991	5.72%	$927,525	$36,038	5.19%
Federal funds sold	3	—	5.49%	—	—	0.00%
Interest-bearing deposits with other institutions	108,618	4,405	5.42%	38,957	1,441	4.95%
Total earning assets	$1,366,639	$51,100	4.99%	$1,278,135	$42,689	4.47%
Less: allowance for credit losses on loans	(12,240)			(9,054)
Total non-earning assets	87,597			90,669
Total assets	$1,441,996			$1,359,750
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$248,237	$3,555	1.91%	$270,076	$3,253	1.61%
Regular savings	143,495	121	0.11%	178,924	165	0.12%
Money market accounts	273,161	5,945	2.91%	215,468	3,380	2.10%
Time deposits	201,040	4,928	3.27%	163,647	2,630	2.15%
Total interest-bearing deposits	$865,933	$14,549	2.24%	$828,115	$9,428	1.52%
Federal funds purchased	1	—	0.00%	2	—	0.00%
Subordinated debt	4,998	207	5.55%	4,997	207	5.56%
Junior subordinated debt	9,279	202	2.90%	9,279	203	2.91%
Other borrowings	50,000	1,782	4.76%	73	3	4.91%
Total interest-bearing liabilities	$930,211	$16,740	2.40%	$842,466	$9,841	1.56%
Non-interest bearing liabilities
Demand deposits	385,869			401,162
Other liabilities	6,582			4,633
Total liabilities	$1,322,662			$1,248,261
Shareholders’ equity	119,335			111,489
Total liabilities and Shareholders’ equity	$1,441,997			$1,359,750
Net interest income		$34,360			$32,848
Interest rate spread			2.59%			2.90%
Cost of funds			1.70%			1.06%
Interest expense as a percent of average earning assets			1.64%			1.03%
Net interest margin			3.36%			3.44%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $267 and $244 thousand for the nine months ended September 30, 2024 and 2023, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

Three-Month Period Ended September 30, 2024

The provision for credit losses totaled $1.7 million for the three-month period ended September 30, 2024, compared to $100 thousand for the same period of the prior year. The provision was comprised of a $1.7 million provision for credit losses on loans, which was partially offset by a $5 thousand recovery of credit losses on held-to-maturity securities and a $17 thousand recovery of credit losses on unfunded commitments. The provision for credit losses on loans resulted primarily from increases in the specific reserves on loans during the third quarter and an increase in the general reserve component of the allowance during the period, which resulted from an increase in projected losses from a higher projected unemployment rate on September 30, 2024 compared to one year ago.

Nine-Month Period Ended September 30, 2024

The provision for credit losses totaled $3.1 million for the nine-month period of 2024, compared to $200 thousand for the same period of the prior year. The provision was comprised of a $3.1 million provision for credit losses on loans, which was partially offset by a $3 thousand recovery for credit losses on held-to-maturity securities and a $42 thousand recovery of credit losses on unfunded commitments. The provision for credit losses on loans resulted primarily from an increase in specific reserves on loans and an increase in the general reserve component of the allowance during the period that resulted from an increase in projected losses from a higher projected unemployment rate on September 30, 2024 compared to one year ago.

Noninterest Income

Three-Month Period Ended September 30, 2024

Noninterest income increased $150 thousand, or 5%, to $3.2 million for the third quarter of 2024, compared to the same period of 2023.  The increase resulted primarily from increases in wealth management fees of $141 thousand and fees for other customer services of $154 thousand. The increases were offset by a decrease in other operating income of $154 thousand.

Nine-Month Period Ended September 30, 2024

Total noninterest income increased $1.2 million, or 14%, to $9.9 million for the nine months ended September 30, 2024, compared to the same period of 2023.  The increase resulted from an increase in other operating income and wealth management fees.  Other operating income increased primarily from a recovery on a loan that was acquired through a business combination in a prior year. Wealth management fees increased $378 thousand primarily from an increase in assets under management and from higher market values.

Noninterest Expense

Three-Month Period Ended September 30, 2024

Noninterest expenses increased $675 thousand, or 7%, to $10.5 million for the three-month period ended September 30, 2024, compared to the same period one year ago. The increase was primarily attributable to a $422 thousand, or 8%, increase in salaries and employee benefits, a $157 thousand, or 36%, increase in legal and professional fees, a $128 thousand, or 21%, increase in equipment expense, and a $58 thousand, or 28%, increase in marketing expense. Salaries and employee benefits increased primarily from an increase in the number of employees. Legal and professional fees increased from wealth management advisory expense and legal fees from merger related expenses. Merger related costs totaled $219 thousand for the third quarter of 2024.

Nine-Month Period Ended September 30, 2024

Noninterest expenses increase d $2.9 million or 10%, to $31.0 million for the nine -month period ended September 30, 2024 , compared to the same period one year ago. The increase was primarily attributable to a $1.6 million, or 10%, increase in salaries and employee benefits and a $968 thousand, or 80%, increase in legal and professional fees and a $252 thousand, or 14%, increase in legal and professional fees.  Salaries and employee benefits increased p rimarily from an increase in the number of employees. Legal and professional fees increased from wealth management advisory expense and legal fees from merger related expenses. Merger related costs totaled $790 thousand for the nine-month period ended September 30, 2024.

Income Taxes

Three-Month Period Ended September 30, 2024

Income tax expense decreased $186 thousand for the third quarter of 2024, compared to the same period one year ago. The effective tax rate for the third quarter of 2024 was 19.5% compared to 19.0% for the same period in 2023. The increased effective tax rate for 2024 was the result of higher non-deductible expenses and lower nontaxable income in 2024 compared to 2023. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended September 30, 2024, and 2023. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Nine-Month Period Ended September 30, 2024

Income tax expense decreased $477 thousand, or 19%, for the first nine months of 2024 compared with the same period in 2023. The effective tax rate for the first nine months of 2024 was 20.4% compared with 19.3% for the same period in 2023. Like the three-month period ended September 30, 2024, the increased effective tax rate for 2024 was the result of lower nontaxable income in 2024 compared to 2023 and non-deductible merger expenses.

Financial Condition

General

Assets totaled $1.5 billion at September 30, 2024, which was an increase of $31.4 million or 2% (annualized) from December 31, 2023. The asset composition changed during the first nine months of the year as interest-bearing deposits in banks increased by $38.4 million and loans, net of the allowance for credit losses, increased by $24.5 million, while total securities decreased by $33.4 million.

Total liabilities increased by $22.6 million during the nine-month period ended September 30, 2024, primarily from a $19.5 million or 2% (annualized) increase in total deposits from December 31, 2023. Composition of deposits as of September 30, 2024 did not change significantly as noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits increased $4.2 million, $1.8 million, and $13.6 million, respectively from December 31, 2023.

Total shareholders’ equity increased by $8.8 million during the first nine months of 2024, primarily from a $5.1 million increase in retained earnings and a $3.3 million decrease in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to lower unrealized losses in the available-for-sale securities portfolio. Retained earnings increased as $7.9 million of net income was partially offset by $2.2 million of cash dividends on common stock. The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $994.7 million at September 30, 2024, which was a $25.3 million or 3% (annualized) increase from December 31, 2023, and a $42.69 million, or 4%, increase over September 30, 2024. The growth in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 35%, 45%, and 12% of the loan portfolio, respectively, at September 30, 2024.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $1.7 million and $1.9 million, as of September 30, 2024 and December 31, 2023, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $20.8 million as of September 30, 2024, which included unamortized premiums totaling $6.5 million, compared to loans totaling $24.6 million as of December 31, 2023, which included unamortized premiums totaling $7.9 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. There were no loans greater than 90 days past due and still accruing at September 30, 2024 compared to $370 thousand for the same period in 2023. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $6.0 million and $6.8 million at September 30, 2024 and December 31, 2023, representing approximately 0.41% and 0.48% of total assets, respectively.  Nonaccrual loans totaled $5.9 million and $6.8 million at September 30, 2024 and December 31, 2023, respectively.  There was $56 thousand of OREO at September 30, 2024  There was no OREO at December 31, 2023. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in bank operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of September 30, 2024

On September 30, 2024 commercial and industrial loans and residential real estate loans comprised 85% and 14% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $2.2 million and $287 thousand at September 30, 2024 and December 31, 2023, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. On September 30, 2024, loans purchased from the finance company totaled $20.8 million, which was comprised of $14.3 million of loan balances and unamortized premiums totaling $6.5 million. As of September 30, 2024, $2.9 million of these loans were non-accrual including premiums totaling $970 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $2.1 million and were included in the Company’s allowance for credit losses on loans. The remaining $17.9 million of loans with premiums totaling $4.4 million were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On September 30, 2024, there was a total of 163 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 6.9 years.

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

On September 30, 2024 securities totaled $269.6 million, a decrease of $33.6 million, or 11% annualized, from $303.2 million at December 31, 2023. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2024, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $65 thousand and $61 thousand at September 30, 2024 and December 31, 2023, respectively. Gross unrealized losses in the available for sale portfolio totaled $17.3 million and $20.7 million at September 30, 2024 and December 31, 2023, respectively. Gross unrealized gains in the held to maturity portfolio totaled $108 thousand and $107 thousand at September 30, 2024 and December 31, 2023, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $7.8 million and $10.8 million at September 30, 2024 and December 31, 2023, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2023 to September 30, 2024 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and an unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $1.0 million, or $791 thousand net of tax, for the first nine months of 2024. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

Deposits

Deposits totaled $1.3 billion on September 30, 2024, which was a $20 million increase from December 31, 2023, and a $18.1 million, or 1%, increase from September 30, 2023. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 31%, 53%, and 16%, of total deposits, respectively on September 30, 2024, compared to 31%, 54%, and 15% on December 31, 2023, and 33%, 52%, and 15%, on September 30, 2023. The composition of the deposit portfolio remained largely consistent with the prior period.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged to the Federal Reserve Bank through its Bank Term Funding Program, and available lines of credit totaled $499.1 million on September 30, 2024 and $532.1 million on September 30, 2023.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $400.1 on September 30, 2024, $368.2 million on December 31, 2023, and $346.9 million on September 30, 2023. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $322.6 on September 30, 2024, $293.7 million on December 31, 2023, and $268.4 million on September 30, 2023.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of September 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2024:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	14.26%
Tier 1 capital to risk-weighted assets	6.00%	13.01%
Common equity Tier 1 capital to risk-weighted assets	4.50%	13.01%
Tier 1 capital to average assets	4.00%	9.26%
Capital conservation buffer ratio(1)		6.26%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2024 and December 31, 2023.

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

Commitments to extend credit, which amounted to $212.9 million at September 30, 2024, and $171.9 million at September 30, 2023, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2024 and December 31, 2023, the Bank had $15.3 million and $17.6 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At September 30, 2024, the cash flow hedges had a fair value of $2.3 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a- 1(f) of the Exchange Act) adopted or terminated any Rule 10b5- 1 trading arrangement or non-Rule 10b5- 1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	Articles of Amendment to Article of Incorporation of First National Corporation

3.2	Bylaws of First National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2024.)

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 14, 2024
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 14, 2024
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer