Form 10-K
period 2024-12-31
FIRST NATIONAL CORP /VA/
filed 2025-03-31
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2024 was $77,200,000.

The number of outstanding shares of common stock as of March 21, 2025 was 8,986,696.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2025 Annual Meeting of Shareholders – Part III

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
•

the ability of the Company and the Bank to realize the anticipated benefits of the Touchstone Bankshares, Inc. (Touchstone) merger (Merger), including expected revenue synergies and cost savings that may not be fully realized or realized within the expected time frame;

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

General

First National Corporation (the Company) is a bank holding company incorporated under Virginia law on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is a commercial bank chartered under Virginia law. The Company’s subsidiaries are:

•	First Bank. The Bank owns:
•	First Bank Financial Services, Inc.
•	Shen-Valley Land Holdings, LLC
•	Bank of Fincastle Services, Inc.
•	ESF, LLC
•	McKenney Group, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. owns an interest in an entity that provides title insurance services. Bank of Fincastle Services, Inc. is no longer an active operating entity and was dissolved in March 2025.  Shen-Valley Land Holdings, LLC and ESF, LLC were formed to hold other real estate owned and future office sites. ESF, LLC closed in March of 2025 and no material impact to the financials is expected related to the closure. McKenney Group, LLC owns an interest in an entity that provides insurance services. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities, and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

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

On October 1, 2024, the Company completed its merger with Touchstone Bankshares, Inc. (Touchstone), the holding company for Touchstone Bank. With the acquisition of Touchstone, the Company acquired twelve branches in the Richmond metropolitan area and Southern Virginia and two branches in North Carolina.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and currently represents between 50% and 60% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, and ATM and check card fees.

Primary expense categories are salaries and employee benefits, which comprised 47% of noninterest expenses during 2024, followed by merger expenses, which comprised 15% of noninterest expenses. The provision for credit losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, loan growth, evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Products and Services

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, south-central regions of Virginia, the Richmond MSA, and northern North Carolina. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.  The Bank’s products and services are delivered through 33 bank branch offices, three loan production offices, and two customer service centers in retirement communities.  For the location and general character of each of these offices, see Item 2 of this Form 10-K. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

The Company believes its competitive advantages include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2024, the Bank was ranked second overall in its market area with 11.37% of its total deposit market. This deposit market did not include the Touchstone market area as of June 30, 2024.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2024, the Bank employed a total of 303 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

The minimum capital level requirements applicable to the Bank under the rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This resulted in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2024:

First Bank
Total capital to risk-weighted assets	12.34%
Tier 1 capital to risk-weighted assets	11.19%
Common equity Tier 1 capital to risk-weighted assets	11.19%
Tier 1 capital to average assets	7.95%
Capital conservation buffer ratio(1)	4.34%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2024 and December 31, 2023.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, have less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although the Bank does not meet the criteria for the CBLR framework, it may opt into the CBLR framework in a future quarterly period.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2024.

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

In October 2024, the Consumer Financial Protection Bureau adopted a new rule that requires financial service providers, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. Compliance is required beginning April 1, 2028 for depository institutions with at least $3 billion in total assets and beginning April 1, 2029 for depository institutions with at least $1.5 billion in total assets.

Anti-Money Laundering Laws and Regulations.  The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (AML laws). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.  The Anti-Money Laundering Act of 2020, the most sweeping anti-money laundering legislation in 20 years, requires various federal agencies to promulgate regulations implementing a number of its provisions.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2024, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Filings with the SEC

The Company’s internet address is www.fbvirginia.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (the SEC), are available free of charge at www.fbvirginia.com as soon as reasonably practicable after being filed with or furnished to the SEC. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: Bruce E. Thomas, Interim Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657. The information on the Company's website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; changes in interest rates; and inflation, all of which are beyond our control. The growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession.  A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Company or its subsidiaries.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide full-service banking and other financial services throughout the Company’s market areas, which include the Shenandoah Valley, Roanoke Valley, Richmond, south-central regions of Virginia, and northern North Carolina. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in, among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

Our mortgage department contributes to our noninterest income. We generate income from brokered mortgage loans and gains on sales of mortgage loans primarily from loans that we source and/or originate. Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry. During 2023 and 2024, revenues from mortgage banking decreased significantly from historical levels, primarily due to lower mortgage volumes as market interest rates increased and the demand for mortgages declined. Loan production levels may continue to suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, noninterest income from its mortgage operations. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

In addition, changes in interest rates may negatively affect both the returns on and market value of our investment securities. As we experienced due to rising interest rates in 2023 and 2024, interest rate changes can reduce unrealized gains or increase unrealized losses in our portfolio and thereby negatively impact our accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

Risks Related to Operations and Technology

Combining the Company and Touchstone may be more difficult, costly or time consuming than we expect.

The success of the Company’s acquisition of Touchstone, which closed on October 1, 2024, will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of Touchstone into the business of the Company without material disruptions to the Company’s business or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the merger.  Among other things, the combination of Touchstone’s business into the Company’s could result in the disruption of ongoing business, inconsistencies in standards, controls, procedures, and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. In addition, the success of the merger will depend on the Company’s ability to retain the deposits and customers of Touchstone and the Bank, control the incremental increase in noninterest expense arising from the merger and retain and integrate the appropriate personnel of Touchstone into the operations of the Bank, and reduce overlapping bank personnel. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected, and the Company could experience an adverse effect on its revenues, expenses and operating results.

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

The Company expects that the Trump administration will seek to implement a regulatory agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. At this time, it is unclear what laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment and therefore its business, financial condition, and results of operations.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosures, especially as they relate to climate risk, hiring practices, the diversity of the work force, racial and social justice issues, support for local communities, and corporate governance and transparency. New rules and regulations also could result in new or more stringent forms of ESG oversight and reporting, diligence, and disclosure.  Complying with ESG-related rules, regulations and/or stakeholder expectations could result in increases to the Company’s overall operational costs and increased management time and attention. Further, failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards or to act responsibly in these areas could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Conversely, if efforts around diversity and inclusion and other ESG-related areas are perceived as too ambitious, the Company may be subject to investigations, litigation and other proceedings and its reputation may be damaged. Adverse incidents could impact the value of the Company’s brand, the cost of its operations and/or relationships with customers, investors or employees, any of which could adversely affect its business and results.

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

The objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (NIST) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The Chief Risk Officer, along with key members of the information security team, regularly collaborates with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

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

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2024, the Bank operated 33 branches throughout the Shenandoah Valley, south-central regions of Virginia, the Richmond and Roanoke market areas, and northern North Carolina. The Bank also operates three loan production offices and two customer service centers in retirement communities. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 7, “Premises and Equipment,” and Note 18, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 21, 2025 the Company had 1,406 shareholders of record and approximately 1,600 beneficial owners of shares of common stock.

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

There was no authorized repurchase plan and related repurchase of common stock during 2024.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Allowance for Credit Losses on Loans

The allowance for credit losses on loans (ACLL) is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the ACLL, see Notes 1, 4, and 5 to the Consolidated Financial Statements included in this Form 10-K.

The ACLL is evaluated on a quarterly basis by management and is based on a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates, home price indices, and/or gross domestic product (GDP), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following eight quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversity classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for loan credit losses represents an amount which, in management’s judgement, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statement of Income. The evaluation also considers the following risk characteristics of each loan portfolio class:

●	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

●	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

●	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

●	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. Consumer loans are typically either unsecured or secured by rapidly depreciating assets such as automobiles. These loans are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances. Other loans included in this category include loans to states and political subdivisions.

The ACLL consists of loans individually evaluated and loans collectively evaluated. Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. For further information regarding the ACLL, see Notes 1 and 5 to the Consolidated Financial Statements included in this Form 10-K.

The Company estimates expected credit losses on held-to-maturity securities on an individual basis based on a Probability of Default/Loss Given Default (PD/LGD) methodology primarily using security-level credit ratings. The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit ratings, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. The Company’s held-to-maturity securities with credit risk are municipal bonds and corporate debt securities. All other held-to-maturity securities are covered by the explicit or implied guarantee of the United States government or one if its agencies.

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

Acquisition Accounting

The Company accounts for mergers and acquisitions that qualify as a business combination under ASC 805,  Business Combinations, which requires the use of the acquisition method of accounting. Under the acquisition method, we record all identifiable assets acquired, including intangible assets and the liabilities assumed at their fair values as of the acquisition date. Determining fair values of net assets acquired often involves estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analysis or other valuation techniques. These methodologies are inherently subjective and involve significant assumptions, adjustments, and judgement around the selection of assumptions including, among others, discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The determination of the useful lives over which an intangible asset will be amortized is also subjective. While the selected fair values represent our best estimate of fair value as of the acquisition date, these estimates are inherently uncertain. In addition, the acquisition method of accounting allows for a measurement period to adjust acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 2 “Acquisitions” in Part I, Item 1 of this Annual Report.

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

Goodwill

The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company first considers qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing would be required and the goodwill of the reporting unit would not be impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit will be compared with its carrying value to determine whether an impairment exists.  The Company evaluated goodwill as of June 30, 2024 and determined there was no impairment.

Results of Operations

Executive Overview

The Company’s 2024 financial highlights:

●	The Company completed the acquisition of Touchstone Bankshares, Inc. on October 1.
●	Net income available to common shareholders was $7.0 million and diluted earnings per share was $1.00 compared to net income of $9.6 million and diluted earnings per share of $1.53 in 2023.
●	Earnings produced a return on average equity of 5.33% for 2024 compared to 8.59% for 2023.
●	Period end loans, net, grew $493.1 million in 2024 as compared to 2023.
●	Period end deposits grew $570.1 million in 2024 as compared to 2023.
●	The 2024 provision for credit losses on loans totaled $7.9 million, compared to $6.2 million in 2023.
●	Nonperforming assets as a percentage of total loans were 0.50% at December 31, 2024, compared to 0.70% in 2023.
●	The net interest margin increased ten basis points to 3.51% for 2024, compared to 3.41% in 2023.

Net Income

Net income decreased by $2.6 million to $7.0 million, or $1.00 per diluted share, for the year ended December 31, 2024, compared to $9.6 million, or $1.53 per diluted share, for the same period in 2023. Return on average assets was 0.44% and return on average equity was 5.33% for the year ended December 31, 2024, compared to 0.71% and 8.59%, respectively, for the year ended December 31, 2023.

The $2.6 million decrease in net income resulted from a $8.1 million increase in merger expenses associated with the Touchstone acquisition and a $1.7 million increase in provision for credit losses partially associated with the acquisition. These unfavorable variances were partially offset by a $9.0 million, or 21%, increase in net interest income, a $4.6 million, or 39%, increase in noninterest income, and a $1.1 million decrease in income tax expense.

The following is selected financial data for the Company for the years ended December 31, 2024 and 2023. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

As of and for the years ended December 31,
	2024	2023
Results of Operations
Interest and dividend income	$76,319	$57,719
Interest expense	23,867	14,306
Net interest income	52,452	43,413
Provision for credit losses	7,850	6,150
Net interest income after provision for credit losses	44,602	37,263
Noninterest income	16,380	11,784
Noninterest expense	52,934	37,242
Income before income taxes	8,048	11,805
Income tax expense	1,082	2,181
Net income	$6,966	$9,624
Key Performance Ratios
Return on average assets	0.44%	0.71%
Return on average equity	5.33%	8.59%
Net interest margin (1)	3.51%	3.41%
Efficiency ratio (1)	66.73%	67.69%
Dividend payout	60.54%	39.05%
Equity to assets	8.28%	7.97%
Per Common Share Data
Net income, basic	$1.00	$1.54
Net income, diluted	1.00	1.53
Cash dividends	0.605	0.600
Book value at period end	16.48	18.06
Financial Condition
Assets	$2,010,281	$1,419,295
Loans, net	1,450,195	957,456
Securities	277,329	303,179
Deposits	1,803,778	1,233,726
Shareholders’ equity	166,531	116,271
Average shares outstanding, diluted	6,971	6,279
Capital Ratios (2)
Leverage	7.95%	9.31%
Risk-based capital ratios:
Common equity Tier 1 capital	11.19%	12.82%
Tier 1 capital	11.19%	12.82%
Total capital	12.34%	14.05%

(1)

This performance ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational performance. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. In addition, these non-GAAP financial measures may be calculated differently and may not be comparable to similar measures provided by other companies. Management believes such financial information is meaningful to the reader in understanding operating performance but cautions that such information should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” included below.

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

	Efficiency Ratio
	2024	2023
Total noninterest expense (GAAP)	$52,934	$37,242
Subtract: other real estate (gain) loss and expense, net	(15)	199
Subtract: amortization of intangibles	(461)	(18)
Subtract: loss on disposal of premises and equipment, net	(47)	—
Subtract: merger expenses	(8,107)	—
Adjusted non-interest expense (non-GAAP)	$44,304	$37,423

Tax-equivalent net interest income (non-GAAP)	$52,821	$43,738
Total noninterest income (GAAP)	16,380	11,784
(Gain) loss on disposal of premises and equipment	—	(47)
Gain on sale of other investment	—	(186)
Bargain purchase gain from acquisition	(2,920)	—
Securities losses (gains), net	115	—
Adjusted income for efficiency ratio (non-GAAP)	$66,396	$55,289
Efficiency ratio (non-GAAP)	66.73%	67.69%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2024	2023
GAAP measures:
Interest income – loans	$63,483	$49,293
Interest income – investments and other	12,836	8,426
Interest expense – deposits	(20,964)	(13,660)
Interest expense – federal funds purchased	(1)	—
Interest expense – subordinated debt	(603)	(277)
Interest expense – junior subordinated debt	(270)	(271)
Interest expense – other borrowings	(2,029)	(98)
Total net interest income	$52,452	$43,413
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$43	$—
Tax benefit realized on non-taxable interest income - municipal securities	326	325
Total tax benefit realized on non-taxable interest income	$369	$325
Total tax-equivalent net interest income	$52,821	$43,738

Net Interest Income

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

Net interest income increased $9.0 million, or 21%, to $52.5 million for 2024 compared to the prior year. Total interest income increased by $18.6 million and was partially offset by total interest expense, which increased by $9.6 million.  The net interest margin increased by 10-basis points to 3.51% and average earnings assets increased by $224.0 million, or 17%, offset by a $186.2 million, or 22%, increase in average interest-bearing liabilities, in each case primarily related to the acquisition of Touchstone.

The increase in total interest income was primarily attributable to a $14.2 million, or 29%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 52-basis point increase in the yield on loans and a 17% increase in average loan balances compared to the prior year in part due to the acquisition of Touchstone.

The increase in total interest expense was attributable to a $7.3 million increase in interest expense on deposits. The higher interest expense on deposits resulted from a 51-basis point increase in the cost of interest-bearing deposits and a 17% increase in average interest-bearing deposits in part due to the acquisition of Touchstone.  The increase in the cost of deposits was also impacted by a change in the composition of the deposit portfolio as lower cost deposit balances decreased, while higher cost deposit balances increased.

The net interest margin was 3.51% for the year ended December 31, 2024, compared to the 3.41% for the prior year as the increase in the yield on earning assets exceeded the increase in cost of funds during 2024. Net accretion income related to acquisition accounting was $408 thousand, or a three-basis point incremental increase to the net interest margin.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2024 and 2023 as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2024			2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$124,407	$6,490	5.22%	$36,050	$1,809	5.02%
Securities:
Taxable	221,611	4,733	2.14%	252,470	5,286	2.09%
Tax-exempt (1)	53,289	1,547	2.90%	53,524	1,545	2.89%
Restricted	2,522	202	8.01%	1,923	111	5.79%
Total securities	277,422	6,482	2.34%	307,917	6,942	2.25%
Loans: (2)
Taxable	1,096,312	63,320	5.78%	937,013	49,293	5.26%
Tax-exempt (1)	2,561	206	8.04%	—	—	0.00%
Total loans	1,098,873	63,526	5.78%	937,013	49,293	5.26%
Federal funds sold	4,244	189	4.44%	—	—	0.00%
Total earning assets	1,504,946	76,687	5.10%	1,280,980	58,044	4.53%
Less: allowance for credit losses on loans	(13,381)			(8,994)
Total nonearning assets	105,585			91,353
Total assets	$1,597,150			$1,363,339
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$278,558	$4,870	1.75%	$269,551	$4,538	1.68%
Money market accounts	294,818	8,265	2.80%	219,655	4,882	2.22%
Savings accounts	160,795	292	0.18%	173,075	211	0.12%
Certificates of deposit:
Less than $250	187,664	5,656	3.01%	84,387	1,641	1.94%
Greater than $250	46,846	1,668	3.56%	82,184	2,275	2.77%
Brokered deposits	5,080	213	4.20%	3,061	113	3.70%
Total interest-bearing deposits	973,761	20,964	2.15%	831,913	13,660	1.64%
Federal funds purchased	2	—	5.24%	15	1	5.90%
Subordinated debt	8,889	603	6.78%	4,997	277	5.54%
Junior subordinated debt	9,279	270	2.91%	9,279	271	2.92%
Other borrowings	42,486	2,029	4.78%	1,973	97	4.90%
Total interest-bearing liabilities	1,034,417	23,866	2.31%	848,177	14,306	1.69%
Noninterest-bearing liabilities
Demand deposits	422,981			397,932
Other liabilities	9,037			5,147
Total liabilities	1,466,435			1,251,256
Shareholders’ equity	130,715			112,083
Total liabilities and shareholders’ equity	$1,597,150			$1,363,339
Net interest income		$52,821			$43,738
Interest rate spread			2.79%			2.84%
Cost of funds			1.64%			1.15%
Interest expense as a percent of average earning assets			1.59%			1.12%
Net interest margin			3.51%			3.41%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $368 thousand for 2024, and $325 thousand for 2023.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2024
	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$4,605	$75	$4,680
Loans, taxable	8,870	5,158	14,028
Loans, tax-exempt	206	—	206
Securities, taxable	(688)	135	(553)
Securities, tax-exempt	14	(11)	3
Securities, restricted	41	50	91
Federal funds sold	189	—	189
Total earning assets	$13,237	$5,407	$18,644
Checking	$147	$184	$331
Money market accounts	1,918	1,465	3,383
Savings accounts	(13)	95	82
Certificates of deposits:
Less than $250	2,768	1,248	4,016
Greater than $250	(1,804)	1,196	(608)
Brokered deposits	83	17	100
Federal funds purchased	(1)	—	(1)
Subordinated debt	253	73	326
Junior subordinated debt	—	(2)	(2)
Other borrowings	1,935	(2)	1,933
Total interest-bearing liabilities	$5,286	$4,274	$9,560
Change in net interest income	$7,951	$1,133	$9,084

Provision for Credit Losses

Provision for credit losses totaled $7.9 million in 2024, compared to a provision for credit losses of $6.2 million for the prior year. The provision was comprised of a $7.8 million provision for credit losses on loans which includes $3.8 million Day-One provision on Non-PCD loans purchased from Touchstone, a $73 thousand provision for credit losses on unfunded commitments, and a $12 thousand recovery of credit losses on held-to-maturity securities.

For the year ended December 31, 2024, the provision for credit losses on loans of $7.8 million, the allowance for credit losses on acquired PCD loans of $386 thousand, and net charge offs of $3.8 million resulted in a $4.4 million increase in the allowance for credit losses on loans. The $3.8 million of net charge-offs included $2.3 million of loans purchased through a third-party lending program and $1.1 million of related unamortized purchase premiums on the loans.

The general reserve component of the ACLL increased $4.1 million and the specific reserve component of the ACLL increased $374 thousand. The increase in the general reserve was attributable to loan growth. Calculated loss rates were lower as were the inherent risks in the loan portfolio through adjustments to qualitative risk factors. The specific reserve increased by $374 thousand from individually evaluated loan relationships.

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

Noninterest Income

Noninterest income totaled $16.4 million for the year, which was a increase of $4.6 million, or 39%, compared to $11.8 million for the prior year. The increase was primarily a result of a bargain purchase gain of $2.9 million related to the Touchstone acquisition and a recovery on a purchased loan of $1.2 million.  Noninterest income categories with moderate increases over the prior year included brokered mortgage fees which increased $133 thousand, or 112%, fees for other customer services which increased $196 thousand, or 25%, wealth management fees which increased $497 thousand, or 16%, and service charges on deposits which increased $342 thousand, or 12%. Categories that decreased over the prior year included gain on sale of other investment which decreased $146 thousand, or 78%, and ATM and check card fees which decreased $144 thousand, or 4%.

Noninterest Expense

Noninterest expense increased $15.7 million, or 42%, for the year ended December 31, 2024, compared to the prior year.  The increase was primarily a result of merger expenses of $8.1 million and core deposit intangible amortization expense of $443 thousand. Categories with moderate increases over the prior year included salaries and employee benefits which increased $4.1 million, or 19%, equipment expense which increased $754 thousand, or 32%, legal and professional expense which increased $346 thousand, or 21%, occupancy expense which increased $419 thousand, or 19%, FDIC assessment increased by $227 thousand, or 36%, and  other operating expense which increased $706 thousand, or 16%. Each of these line items included the operating expenses of Touchstone for the last three months of 2024. Other operating expense increased from higher recruiting expense, directors fees, card cash expense, education and training, loan collection expense, item processing expense, and courier and armored services.

The Company estimates that it will incur additional pre-tax merger related expenses of approximately $4.2 million during the first quarter of 2025.

Income Taxes

Income tax expense decreased $1.1 million during the year ended  December 31, 2024  compared to the prior year. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended  December 31, 2024  and 2023. The difference was a result of an increase in net permanent tax deductions, primarily comprised of tax-exempt bargain purchase gain, interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets increased $591.0 million during the year and totaled $2.0 billion at December 31, 2024. The increase was primarily attributable to a $493.1 million increase in loans, net of allowance, a $68.0 million increase in interest-bearing deposits in banks, and a $11.0 million increase in securities available for sale, which were partially offset by a $38.5 million decrease in securities held to maturity.  The increase in the loan portfolio was impacted by $479.7 million of loans acquired on October 1, 2024, through the acquisition of Touchstone.

Total liabilities increased $540.7 million during the year and totaled $1.8 billion at December 31, 2024.   The increase was attributable to the acquisition of Touchstone, on October 1, 2024, which added total liabilities of $614.6 million, and growth of the Bank's deposit portfolio.  Total deposits increased by $570.1 million, which included $555.4 million in total deposits acquired from Touchstone.   Noninterest-bearing demand deposits increased $140.9 million, savings and interest-bearing deposits increased $261.6 million, and time deposits increased $167.6 million.  Other borrowings decreased $50.0 million as the Company repaid borrowed funds from the Federal Reserve Bank through their Bank Term Funding Program.

Total shareholders' equity increased $50.3 million to $166.5 million at December 31, 2024, compared to $116.3 million at December 31, 2023. The increase was primarily attributable to the issuance of common stock in the amount of $3.3 million and surplus of $43.5 million in the acquisition of Touchstone. Other notable increases include a $2.7 million increase in retained earnings.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction and land development loans, and home equity loans. The Bank’s lending activity is concentrated on individuals, and small and medium-sized businesses primarily in its market areas. As a provider of community-oriented financial services, the Bank does not typically attempt to further geographically diversify its loan portfolio by undertaking significant lending activity outside its market areas.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $66 thousand and $128 thousand at December 31, 2024 and 2023, respectively; with $66 thousand scheduled to mature in the first and second quarters of 2026. The Company believes these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional ACLL through additional provision for credit losses charged to earnings.

The loan portfolio includes loans that were acquired through business combinations. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $14.3 million and $1.9 million, as of December 31, 2024 and 2023, respectively, which are amortized over the life of the loans.

Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $19.0 million as of December 31, 2024, which included unamortized premiums totaling $5.8 million, compared to loans totaling $24.6 million as of December 31, 2023, which included unamortized premiums totaling $7.9 million.

Loans increased $497.6 million to $1.5 billion at December 31, 2024, compared to $969.4 million at December 31, 2023 in large part due to the Touchstone acquisition. Other real estate loans increased by $224.9 million, residential real estate loans increased by $203.2 million, construction and land development loans increased by $31.8 million, commercial, and industrial loans increased by $28.3 million, and consumer and other loans increased by $9.4 million.

The following table sets forth the maturities of the loan portfolio at December 31, 2024 (in thousands):

	Maturity/Repricing Schedule of Loans Held for Investment
	December 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Variable Rate:
Within 1 year	$22,992	$11,621	$14,848	$23,207	$315	$72,983
1 to 5 years	11,765	18,021	28,690	7,065	2,269	67,810
5 to 15 years	21,069	142,070	213,707	3,718	—	380,564
After 15 years	4,417	145,840	130,101	2,508	—	282,866
Fixed Rate:
Within 1 year	5,507	8,310	23,185	7,516	4,223	48,741
1 to 5 years	8,471	54,752	203,896	82,022	10,743	359,884
5 to 15 years	6,706	85,299	57,075	13,912	3,876	166,868
After 15 years	3,553	81,663	660	1,385	27	87,288
	$84,480	$547,576	$672,162	$141,333	$21,453	$1,467,004

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $53 thousand and $0 in assets classified as OREO at December 31, 2024 and 2023, respectively.

Non-performing assets totaled $7.0 million and $6.8 million at December 31, 2024 and 2023, representing approximately 0.35% and 0.48% of total assets, respectively.  Non-performing assets consisted of $7.0 million of non-accrual loans at December 31, 2024.  Non-performing assets consisted of $6.8 million of non-accrual loans at December 31, 2023.

At December 31, 2024, 68% of non-performing assets were commercial and industrial loans, 31% were residential real estate loans, and 1% were construction loans. Non-performing assets could increase due to the deterioration of other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $9.1 million and $287 thousand at December 31, 2024 and December 31, 2023, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

There were $365 thousand in loans greater than 90 days past due and still accruing at December 31, 2024. There were $524 thousand in loans greater than 90 days past due and still accruing at December 31, 2023.

The ACLL represents management’s analysis of the existing loan portfolio and related credit risks. The provision for credit losses is based upon management’s current estimate of the amount required to maintain an adequate ACLL reflective of the risks in the loan portfolio. The allowance for credit losses on loans totaled $16.4 million at  December 31, 2024  and $12.0 million at  December 31, 2023 , representing 1.12% and 1.24% of total loans, respectively. The Company determined that the historical loss analysis and the qualitative adjustment factors that established the collectively evaluated reserve component of the ACLL were appropriate at December 31, 2024 . The allowance for credit losses on loans as a percentage of total loans decreased to 1.12% at December 31, 2024 compared to 1.24% at December 31, 2023. While the collectively evaluated reserve increased $4.1 million and the individually evaluated reserve component of the ACLL increased $374 thousand, the increased reserve was impacted by an increase in total loans of $497.6 million, or 51.3%, during the same period.

For further discussion regarding the ACLL, see “Provision for Credit Losses” above.

Recoveries of credit losses of $682 thousand and $360 thousand were recorded in the 1-4 family residential and consumer and other loans classes during the year ended December 31, 2024. The recoveries of credit losses resulted primarily from a decrease in the collectively evaluated reserve. These recoveries were offset by provision for credit losses totaling $5.0 million in the construction and land development, other real estate, and commercial and industrial loan classes.  For more detailed information regarding the provision for credit losses on loans, see Note 5 to the Consolidated Financial Statements included in this Form 10-K.

Loans individually evaluated for impairment totaled $7.0 million and $6.8 million at December 31, 2024 and 2023, respectively. The related allowance for credit losses required for these loans totaled $3.1 million and $2.7 million at December 31, 2024 and December 31, 2023, respectively.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover expected losses inherent within the loan portfolio. For each period presented, the provision for credit losses on loans charged to expense was based on factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the ACLL, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered, and the changes in the ACLL (dollars in thousands).

	Allowance for credit losses
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the year ended December 31, 2023:
Balance at beginning of year	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for (recovery of) credit losses	79	654	(593)	5,526	251	5,917
Balance at end of year	$312	$3,159	$4,698	$3,706	$99	$11,974

Average loans	$49,950	$337,278	$427,094	$112,822	$9,868	$937,012
Ratio of net (recoveries) charge-offs to average loans	0.00%	0.00%	0.00%	2.93%	2.39%	0.38%

For the year ended December 31, 2024:
Balance at beginning of year	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	11	173	201	1	—	386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision - Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses	148	(360)	1,190	3,665	(682)	3,961
Balance at end of year	$585	$4,266	$7,462	$3,927	$160	$16,400

Average loans	$137,029	$373,012	$457,732	$115,410	$15,689	$1,098,872
Ratio of net (recoveries) charge-offs to average loans	0.00%	0.00%	0.00%	3.11%	0.92%	0.34%

The following table shows the balance of the Bank’s ACLL allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

Allocation of Allowance for Credit Losses
	At December 31,
	2024	2023
Allocation of Allowance for Credit Losses:
Real estate loans:
Construction and land development	$585	$312
Secured by 1-4 family	4,266	3,159
Other real estate loans	7,462	4,698
Commercial and industrial	3,927	3,706
Consumer and other loans	160	99
Total allowance for credit losses	$16,400	$11,974
Ratios of loans to total period-end loans:
Real estate loans:
Construction and land development	5.8%	5.4%
Secured by 1-4 family	37.3%	35.5%
Other real estate loans	45.8%	46.1%
Commercial and industrial	9.6%	11.7%
Consumer and other loans	1.5%	1.2%
	100.0%	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2024	2023
Non-accrual loans	$6,971	$6,763
Other real estate owned	53	—
Total non-performing assets	$7,024	$6,763
Loans past due 90 days accruing interest	365	524
Total non-performing assets and past due loans	$7,389	$7,287
Non-performing assets to period end loans	0.50%	0.75%

The following table summarizes the Company's credit ratios on a consolidated basis as of December 31, 2024 and 2023.

	Consolidated Credit Ratios
	December 31, 2024
	2024	2023
Total Loans	$1,466,595	$969,430
Nonaccrual loans	$6,971	$6,763
Allowance for credit losses (ACL)	$16,400	$11,974
Nonaccrual loans to total loans	0.48%	0.70%
ACL to total loans	1.12%	1.24%
ACL to nonaccrual loans	235.26%	177.05%

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. On December 31, 2024, loans purchased from the finance company totaled $19.0 million, which was comprised of $13.2 million of loan balances and unamortized premiums totaling $5.8 million. The Company determined that $2.6 million of the loans were non-accrual and thus were individually evaluated. Specific reserves on the individually evaluated loans were included in the Company’s allowance for credit losses on loans. The remaining $16.4 million of loans were considered performing and were included in the calculation of the collectively evaluated reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On December 31, 2024 and 2023, there were a total of 155 and 172 loans, respectively, purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 7.0 and 7.5 years, respectively.

Securities

Securities totaled $277.3 million at December 31, 2024, a decrease of $25.9 million, or 8.5%, from $303.2 million at the end of 2023. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2024, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $62 thousand and $61 thousand at December 31, 2024 and 2023, respectively. Gross unrealized losses in the available for sale portfolio totaled $22.1 million and $20.7 million at December 31, 2024 and 2023, respectively.  Gross unrealized gains in the held to maturity portfolio totaled $95 thousand and $107 at December 31, 2024 and 2023, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $11.0 million and $10.8 million at December 31, 2024 and 2023, respectively.  The change in the unrealized gains and losses of investment securities from December 31, 2023 to December 31, 2024 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The Company evaluated securities available for sale in an unrealized loss position for credit related impairment and determined that no allowance for credit losses was necessary at December 31, 2024 and 2023.  At December 31, 2024, the allowance for credit losses on held to maturity securities was $95 thousand.  There was a $107 thousand allowance for credit losses on held to maturity securities at December 31, 2023.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $1.0 million, or $791 thousand net of tax, for the year ended December 31, 2024. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2024 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 3 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2024
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. Treasury securities
Amortized cost	$—	$22,115	$—	$—	$22,115
Market value	$—	$21,195	$—	$—	$21,195
Weighted average yield	—%	2.24%	—%	—%	2.24%
U.S. agency and mortgage-backed securities
Amortized cost	$384	$25,063	$28,893	$142,695	$197,035
Market value	$380	$23,484	$27,748	$123,700	$175,312
Weighted average yield	2.51%	2.36%	3.88%	2.58%	2.74%
Obligations of state and political subdivisions
Amortized cost	$1,452	$13,898	$21,925	$36,328	$73,603
Market value	$1,445	$12,906	$19,173	$30,141	$63,665
Weighted average yield	3.20%	2.57%	2.49%	2.56%	2.53%
Corporate debt securities
Amortized cost	$—	$—	$3,000	$—	$3,000
Market value	$—	$—	$2,550	$—	$2,550
Weighted average yield	—%	—%	4.50	—%	4.50%
Restricted securities
Amortized cost	$—	$—	$—	$3,741	$3,741
Market value	$—	$—	$—	$3,741	$3,741
Weighted average yield	—%	—%	—%	5.14%	5.14%
Total portfolio
Amortized cost	$1,836	$61,076	$53,818	$182,764	$299,494
Market value	$1,825	$57,585	$49,471	$157,582	$266,463
Weighted average yield (1)	3.05%	2.36%	3.34%	2.62%	2.71%

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

As of December 31, 2024, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2024, deposits totaled $1.8 billion, increasing by $570.1 million, from $1.2 billion at December 31, 2023.  At December 31, 2024, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 29%, 51%, and 20% of total deposits, respectively, compared to 31%, 54%, and 15% at December 31, 2023.

The following tables include a summary of average deposits and average rates paid (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2024		2023
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$422,981	—%	$397,932	—%
Interest-bearing deposits:
Interest checking	$278,558	1.75%	$269,551	1.68%
Money market	294,818	2.80%	219,655	2.22%
Savings	160,795	0.18%	173,075	0.12%
Time deposits:
Less than $250	187,664	3.01%	84,387	1.94%
Greater than $250	46,846	3.56%	82,184	2.77%
Brokered deposits	5,080	4.20%	3,061	3.70%
Total interest-bearing deposits	$973,761	2.15%	$831,913	1.64%
Total deposits	$1,396,742		$1,229,845

The table above includes brokered deposits greater than $100 thousand.

As of December 31, 2024 the estimated amount of total uninsured deposits was $537.0 million.  Maturities of the estimated amount of uninsured time deposits at December 31, 2024 are presented in the table below.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Maturities of Uninsured Time Deposits
December 31, 2024
3 months or less	$22,482
3-6 months	11,226
6-12 months	17,692
Over 12 months	6,064
$57,464

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, and available lines of credit totaled $758.0 million on December 31, 2024, and $512.7 million on December 31, 2023.  Available lines of credit from other institutions included in the total amount above was $562.5 million on December 31, 2024, and $351.4 million on December 31, 2023. The available lines of credit were comprised of secured and unsecured lines of credit and the Bank had no borrowings on the lines as of December 31, 2024 and December 31, 2023.

The Bank maintains liquidity to fund loan growth and meet the potential demand from its deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $537.0 million on December 31, 2024, and $368.2 million on December 31, 2023. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $319.1 million on December 31, 2024, and $286.2 million on December 31, 2023.

Subordinated Debt

See Note 10 to the Consolidated Financial Statements included in this Form 10-K, for discussion of subordinated debt.

Junior Subordinated Debt

See Note 11 to the Consolidated Financial Statements included in this Form 10-K, for discussion of junior subordinated debt.

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

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2024	2023
Commitments to extend credit and unfunded commitments under lines of credit	$271,419	$194,242
Stand-by letters of credit	$15,594	$11,615

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

At December 31, 2024, the Bank had $2.3 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At December 31, 2024, the cash flow hedges had a fair value of $2.7 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 25 to the Consolidated Financial Statements included in this Form 10-K.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2024, and 2023 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2024	2023
Common equity Tier 1 capital	$164,454	$129,840
Tier 1 capital	164,454	129,840
Tier 2 capital	16,995	12,493
Total risk-based capital	181,449	142,333
Risk-weighted assets	1,469,752	1,012,843
Capital ratios:
Common equity Tier 1 capital ratio	11.19%	12.82%
Tier 1 capital ratio	11.19%	12.82%
Total capital ratio	12.35%	14.05%
Leverage ratio (Tier 1 capital to average assets)	7.95%	9.31%
Capital conservation buffer ratio(1)	4.34%	6.05%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2024 and 2023.

On September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The Company did not opt into the framework.

The Company did not repurchase any shares during the year ended December 31, 2024.

The Company issued $5.0 million of subordinated debt in June 2020. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company used the proceeds of the issuance for general corporate purposes.  The subordinated debt issued consisted of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines. The floating rate period for this subordinated note begins July 1, 2025, accordingly the related interest expense could increase during the floating rate period.  The Company assumed two subordinated debt issuances from the acquisition of Touchstone. The subordinated debt assumed consisted of a $8.0 million issuance at a 6.00% fixed-to-floating rate subordinated note callable due 2030.  The floating rate period for this subordinated note begins August 15, 2025, accordingly the related interest expense could increase during the floating rate period. The subordinated debt assumed also consisted of a $10.0 million issuance at a 4.00% fixed-to-floating rate subordinated note due 2032.

First Bank remained well-capitalized at December 31, 2024.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 31, 2025
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2024. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the operations of Touchstone from its assessment of internal control over financial reporting as of December 31, 2024. Touchstone was merged with and into the Company, however, Touchstone's legacy operations utilized separate accounting systems from October 1, 2024 (the date of acquisition) through December 31, 2024. Touchstone's accounting systems were converted during the first quarter of 2025. Assets acquired from Touchstone represented approximately 31.41% of the Company’s consolidated assets as of the date of acquisition.

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2024. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2024 end of year consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

/s/ Scott C. Harvard	/s/ Bruce E. Thomas
Scott C. Harvard	Bruce E. Thomas
President	Senior Vice President
Chief Executive Officer	Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of First National Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL) – Collectively Evaluated Loans

Description of the Matter

As further described in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses (“ACL”) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $13.3 million of the total recorded ACL of $16.4 million as of December 31, 2024. The collectively evaluated ACL consists of quantitative and qualitative components.

For collectively evaluated loans, the quantitative component consists of loss estimates derived from a discounted cash flow model, using internal observations of historical loan losses. These loss rates are further adjusted over a reasonable and supportable forecast period based on the identified loss drivers. These estimates consider large amounts of data in tabulating default, loss given default, and prepayment speeds and require complex calculations as well as management judgment in the selection of the appropriate inputs. In addition to the quantitative component, the collectively evaluated ACL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include:  variability in the economic forecast, changes in the volume and severity of classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other risks not embedded in the data utilized in the model.

Management exercised significant judgment when estimating the ACL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACL as a critical audit matter as auditing the collectively evaluated ACL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for determining its ACL, including the underlying methodology and significant inputs to the calculation.
●	Substantively testing management’s process for measuring the collectively evaluated ACL, including:
■

Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cash flow methodology, including the identification of loan pools, loss driver assumptions, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

■	Evaluating management’s selection of forecasting inputs and testing the accuracy of management’s incorporation of its forecasts in the collectively evaluated ACL estimate.
■	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
■	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
■	Testing the mathematical accuracy of the ACL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

Business Combinations – Fair Value of Acquired Loans

Description of the Matter

As described in Note 2 to the financial statements, the Company completed its acquisition of Touchstone Bankshares (“TSB”) on October 1, 2024 for total consideration of $46.8 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans with an aggregate fair value of $479.3 million. Determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of more-than-insignificant credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of bargain purchase gain recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s business combination accounting practices and internal controls, including the process of:
■	The appropriateness of the valuation approach and methodology.
■	Review of valuation specialist valuation, including financial information, data, assumptions utilized and key inputs, specifically as it relates to the valuation for acquired loans.
●

Substantively testing management’s process, including the use of our own valuation specialist to assess the Company’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.

●

Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.

●	Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia

March 31, 2025

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2024 and 2023

(in thousands, except share and per share data)

	2024	2023
Assets
Cash and due from banks	$24,916	$17,194
Interest-bearing deposits in banks	137,958	69,967
Cash and cash equivalents	$162,874	$87,161
Securities available for sale, at fair value	163,847	152,857
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2024, $95, 2023, $107)	109,741	148,244
Restricted securities, at cost	3,741	2,078
Loans held for sale	409	—
Loans, net of allowance for credit losses, 2024, $16,400, 2023, $11,974	1,450,195	957,456
Other real estate owned, net of valuation allowance, 2024, $0, 2023, $0	53	—
Premises and equipment, net	34,824	22,142
Accrued interest receivable	6,020	4,655
Bank owned life insurance	37,873	24,902
Core deposit intangibles, net	14,986	117
Goodwill	3,030	3,030
Other assets	22,688	16,653
Total assets	$2,010,281	$1,419,295

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$520,153	$379,208
Savings and interest-bearing demand deposits	923,726	662,169
Time deposits	359,899	192,349
Total deposits	$1,803,778	$1,233,726
Other borrowings	—	50,000
Subordinated debt	21,176	4,997
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	9,517	5,022
Total liabilities	$1,843,750	$1,303,024

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2024, 8,974,102 shares, 2023, 6,263,102 shares	11,218	7,829
Surplus	77,058	32,950
Retained earnings	96,947	94,198
Accumulated other comprehensive (loss), net	(18,692)	(18,706)
Total shareholders’ equity	$166,531	$116,271
Total liabilities and shareholders’ equity	$2,010,281	$1,419,295

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

(in thousands, except per share data)

	2024	2023
Interest and Dividend Income
Interest and fees on loans	$63,483	$49,293
Interest on deposits in banks	6,490	1,809
Interest on federal funds sold	189	—
Interest and dividends on securities:
Taxable interest	4,733	5,286
Tax-exempt interest	1,222	1,220
Dividends	202	111
Total interest and dividend income	$76,319	$57,719
Interest Expense
Interest on deposits	$20,964	$13,660
Interest on federal funds purchased	1	1
Interest on subordinated debt	603	277
Interest on junior subordinated debt	270	271
Interest on other borrowings	2,029	97
Total interest expense	$23,867	$14,306
Net interest income	$52,452	$43,413
Provision for credit losses	7,850	6,150
Net interest income after provision for credit losses	$44,602	$37,263
Noninterest Income
Service charges on deposit accounts	$3,122	$2,780
ATM and check card fees	3,305	3,449
Wealth management fees	3,617	3,120
Fees for other customer services	966	770
Brokered mortgage fees	252	119
Income from bank owned life insurance	755	627
Net (losses) on securities available for sale	(155)	—
Net gains on disposal of premises and equipment	—	47
Gain on sale of other investment	40	186
Bargain purchase gain	2,920	—
Other operating income	1,558	686
Total noninterest income	$16,380	$11,784

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2024 and 2023

(in thousands, except per share data)

	2024	2023
Noninterest Expense
Salaries and employee benefits	$25,134	$21,039
Occupancy	2,573	2,154
Equipment	3,131	2,377
Marketing	1,037	910
Supplies	489	576
Legal and professional fees	1,993	1,647
ATM and check card expenses	1,508	1,578
FDIC assessment	860	633
Bank franchise tax	1,047	1,040
Data processing expense	1,404	1,047
Amortization expense	461	18
Other real estate loss (gain) and expense, net	15	(199)
Net losses on disposal of premises and equipment	48	—
Merger expense	8,107	—
Other operating expense	5,127	4,422
Total noninterest expense	$52,934	$37,242
Income before income taxes	$8,048	$11,805
Income tax expense	1,082	2,181
Net income	$6,966	$9,624
Earnings per common share
Basic	$1.00	$1.54
Diluted	$1.00	$1.53

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Net income	$6,966	$9,624
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on available for sale securities, net of tax ($275) and $697, respectively	(1,039)	2,621
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $270 and $344, respectively	1,015	1,295
Reclassification adjustment for losses included in net income, net of tax ($33) and $0, respectively	(122)	—
Change in fair value of cash flow hedges, net of tax $42 and ($40), respectively	160	(151)
Total other comprehensive income	14	3,765
Total comprehensive income	$6,980	$13,389

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Cash Flows from Operating Activities
Net income	$6,966	$9,624
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,940	1,597
Amortization of core deposit intangibles	460	19
Amortization of debt issuance costs	2	2
Provision for credit losses on loans	7,789	5,917
Provision for credit losses on unfunded commitments	73	260
Recovery of credit losses on HTM securities	(12)	—
Losses on securities available for sale	155	—
Net gains on sale of other real estate owned	—	(233)
Increase in cash value of bank owned life insurance	(755)	(627)
Accretion of discounts and amortization of premiums on securities, net	843	932
Accretion of premium on time deposits	(623)	(86)
Accretion of certain acquisition-related discounts, net	(780)	(594)
Stock-based compensation	635	753
Excess tax benefits on stock-based compensation	1	4
Losses (gains) on disposal of premises and equipment	48	(47)
Bargain purchase gain	(2,920)	—
Deferred income tax (benefit)	(437)	(399)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	467	(112)
Decrease in other assets	2,513	188
(Decrease) in accrued interest payable and other liabilities	(38,569)	(808)
Net cash (used in) provided by operating activities	$(22,204)	$16,390
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$74,753	$12,462
Proceeds from maturities, calls, and principal payments of securities held to maturity	39,734	8,485
Purchases of securities available for sale	(25,978)	—
Purchases of securities held to maturity	—	(2,091)
Net redemption (purchase) of restricted securities	1,824	(170)
Purchase of premises and equipment, net	(3,300)	(1,866)
Proceeds from sale of premises and equipment	18	50
Proceeds from sale of other real estate owned	—	417
Proceeds from cash value of bank owned life insurance	401	256
Net cash acquired in acquisition of Touchstone Bank	70,243	—
Net (increase) in loans	(20,869)	(51,888)
Net cash provided by (used in) investing activities	$136,826	$(34,345)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Cash Flows from Financing Activities
Net (decrease) in demand deposits and savings accounts	$(7,838)	$(63,106)
Net increase in time deposits	23,073	55,586
(Decrease) increase in other borrowings	(50,000)	50,000
Cash dividends paid on common stock, net of reinvestment	(4,038)	(3,596)
Repurchase of common stock, stock incentive plan	(106)	(568)
Repurchase of common stock, stock repurchase plan	—	(114)
Net cash (used in) provided by financing activities	$(38,909)	$38,202
Increase in cash and cash equivalents	$75,713	$20,247
Cash and Cash Equivalents
Beginning	87,161	66,914
Ending	$162,874	$87,161
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$23,202	$9,355
Income taxes	$2,080	$3,426
Supplemental Disclosures of Noncash Transactions
Unrealized gain (losses) on securities available for sale	$(1,469)	$3,318
Change in fair value of cash flow hedges	$202	$(191)
Lease liabilities arising from obtaining right-of-use assets during the period	$2,083	$—
Transfer from loans to other real estate owned	$53	$—
Issuance of common stock, dividend reinvestment plan	$179	$161
Supplemental Disclosures of Noncash Transactions Related to Acquisitions
Assets acquired	$594,073	$—
Liabilities assumed	$614,607	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024 and 2023

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	$7,831	$32,716	$90,284	$(22,471)	$108,360
Adoption of new accounting standard (ASU 2016-13)	—	—	(1,953)	—	(1,953)
Net income	—	—	9,624	—	9,624
Other comprehensive (loss)	—	—	—	3,765	3,765
Cash dividends on common stock ($0.60 per share)	—	—	(3,757)	—	(3,757)
Stock-based compensation	—	753	—	—	753
Issuance of 9,214 shares common stock, dividend reinvestment plan	12	149	—	—	161
Issuance of 33,002 shares common stock, stock incentive plan	41	(41)	—	—	—
Repurchase of 6,495 shares common stock, stock incentive plan	(8)	(106)	—	—	(114)
Repurchase of 37,532 shares common stock, stock repurchase plan	(47)	(521)	—	—	(568)
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	6,966	—	6,966
Other comprehensive income	—	—	—	14	14
Cash dividends on common stock ($0.605 per share)	—	—	(4,217)	—	(4,217)
Shares issued to shareholders of Touchstone Bankshares, Inc., net of costs (2,673,640 shares)	3,342	43,447	—	—	46,789
Stock-based compensation	—	635	—	—	635
Issuance of 9,307 shares common stock, dividend reinvestment plan	12	167	—	—	179
Issuance of 33,037 shares common stock, stock incentive plan	41	(41)	—	—	—
Repurchase of 5,356 shares common stock, stock incentive plan	(6)	(100)	—	—	(106)
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the bank holding company of First Bank (the Bank).  The Company also owns First National (VA) Statutory Trust II (Trust II), and First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC and ESF, LLC which were formed to hold other real estate owned and future office sites. The Bank offers loan, deposit, and wealth management products and services in the Shenandoah Valley, south-central regions of Virginia, the Roanoke Valley, the Richmond MSA, and in northern North Carolina. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank offers other services, including internet banking, mobile banking, remote deposit capture, and other traditional banking services.

On October 1, 2024, the Company completed the acquisition of Touchstone Bankshares, Inc. (Touchstone). Touchstone’s results of operations are included in the Company’s consolidated results since the date of acquisition.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley, south-central regions of Virginia, the Roanoke Valley, the Richmond MSA, and in northern North Carolina. The types of lending that the Company engages in are included in Note 4. The Company has a concentration of credit risk in commercial real estate but does not have a significant concentration to any one customer or industry.

Acquisition Accounting

The Company accounts for mergers and acquisitions that qualify as a business combination under ASC 805, Business Combinations, which requires the use of the acquisition method of accounting. Under the acquisition method, we record all identifiable assets acquired, including intangible assets and the liabilities assumed at their fair values as of the acquisition date. If the purchase price exceeds that of the net assets acquired, an unidentified intangible asset (goodwill) is recorded. If the purchase price is determined to be less than that of the net assets acquired at fair value, a bargain purchase gain is recorded in results of operations. Determining fair values of net assets acquired often involves estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analysis or other valuation techniques. These methodologies are inherently subjective and involve significant assumptions, adjustments, and judgement around the selection of assumptions including, among others, discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The determination of the useful lives over which an intangible asset will be amortized is also subjective. While the selected fair values represent our best estimate of fair value as of the acquisition date, these estimates are inherently uncertain. In addition, the acquisition method of accounting allows for a measurement period to adjust acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 2 “Acquisitions” in Part I, Item 1 of this Annual Report.

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

PCD loans are loans that have experienced more-than-insignificant credit deterioration since origination. PCD loans are recorded at the purchase price plus the initial allowance for credit losses. An ACLL is determined using the same methodology as other loans held for investment (LHFI). The sum of the loan’s purchase price and ACLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. If the loan has revolving privileges, the discount/premium is amortized/accreted using the straight-line method; otherwise, the effective interest method is used. Subsequent changes to the ACLL are recorded through provision expense.

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

Bargain Purchase Gain

A bargain purchase arises when the fair value of the net assets acquired in a business combination exceeds the consideration transferred, resulting in a gain being recorded by the acquirer. The Company recognized the gain as income on the date of acquisition in noninterest income.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income.  During the year ended December 31, 2024, the Company recorded a recovery of credit losses on held-to-maturity securities of $12 thousand.  The allowance for credit losses on held-to-maturity securities was $95 thousand and $107 thousand at December 31, 2024 and 2023, respectively.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit loss related to the available-for-sale portfolio at December 31, 2024 and 2023.

Accrued interest receivable on available-for-sale securities totaled $836 thousand and $769 thousand at  December 31, 2024 and 2023, respectively and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

The Company has elected to exclude the accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.8 million and $3.3 million on loans and $423 thousand and $570 thousand on held-to-maturity securities at December 31, 2024 and 2023, respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Leases

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

Derivative Financial Instruments

The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in its Consolidated Balance Sheets. The Company’s derivative financial instruments are comprised of interest rate swaps that qualify and are designated as cash flow hedges on the Company’s junior subordinated debt. Gains or losses on the Company’s cash flow hedges are reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 25.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than- not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2024 and 2023. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

Segments

Operating segments as defined by ASC 280, Segment Reporting, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates through two reportable operating segments: banking and wealth management. The accounting policies of operating segments are the same as those described elsewhere in this footnote. See Note 26 for further discussion of the Company's operating segments.

Wealth Management Department

Securities and other property held by the wealth management department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to restricted stock units and are determined using the treasury method. See Note 15 for further information regarding earnings per common share.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2024 and 2023 was $639  thousand and $573 thousand, respectively.

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

Adoption of New Accounting Pronouncements

Adoption of New Accounting Standards – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 in interim periods, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. ASU 2023-07 did not have a material impact on the Company’s financial condition or results of operations but did result in additional disclosures. For further information, refer to Note 26 “Segment Reporting” in this Form 10-K.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Note 2. Acquisitions

On October 1, 2024, the Company completed its previously announced merger with Touchstone, the holding company for Touchstone Bank headquartered in Prince George, Virginia. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of Touchstone common stock was converted into 0.55 shares of the Company’s common stock, resulting in 2.7 million additional shares issued, or aggregate consideration of $46.8 million, based on the closing price per share of the Company’s common stock as quoted on the NASDAQ Capital Market on September 30, 2024, which was the last trading day prior to the consummation of the acquisition. With the acquisition of Touchstone, the Company acquired 12 branches, deepening its presence in central Virginia and expanding its franchise into contiguous markets in southern Virginia and northern North Carolina.

As a result of the Touchstone acquisition, the Company recognized a preliminary bargain purchase gain of $2.9 million. While the Company believes that the information available on October 1, 2024, provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts and associated bargain purchase gain recorded. Valuations subject to change include, but are not limited to: Loans, identified intangible assets, certain deposits, borrowings, income taxes, and certain other assets and liabilities. Subsequent adjustments, if necessary, will be reflected in future filings. The following table provides a preliminary assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands).

Purchase price consideration:
Fair value of shares of the Company’s common stock	$46,789
Cash paid for fractional shares	10
Total Purchase Price	$46,799

Fair value of assets acquired:
Cash and cash equivalents	$70,253
Securities AFS	62,166
Loans, net accretion	479,341
Premises and equipment	11,388
CDI and other intangibles	15,329
Bank owned life insurance	12,617
Other assets	13,232
Total assets	$664,326

Fair value of liabilities assumed:
Deposits	$555,439
Short-term borrowings	39,305
Subordinated debt	16,176
Other liabilities	3,687
Total liabilities	$614,607

Fair value of net assets acquired	$49,719
Preliminary bargain purchase gain	$2,920

The Company assessed the fair value based on the following methods for the significant assets acquired and liabilities assumed:

Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.

Securities AFS: The fair value of the investment portfolio was based on quoted market prices and dealer quotes and pricing obtained from independent pricing services

Loans: Fair values for loans were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and factored in adjustments for any expected liquidity events. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.

Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties.

Core Deposit Intangibles, net: Core Deposit Intangibles (CDI) represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates.

Bank Owned Life Insurance (BOLI): The fair value of BOLI is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Deposits: The fair value of interest bearing and non-interest bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.

Other Borrowings: Acquired other borrowings consisted of FHLB short term borrowings. The fair value of the short-term borrowings was based on the immediate repayment of the advances on Day 2.

Subordinated Debt: The fair values of the Company’s subordinated debt holdings were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

The following table presents for illustrative purposes only certain pro forma information as if the Company had acquired Touchstone on January 1, 2023. These results combine the historical results of Touchstone in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2023. No adjustments have been made to the pro-forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of Touchstone’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma Twelve Months Ended
	At December 31,
(unaudited)	2024(2)(3)	2023(3)
Total revenues (1)	$86,533	$82,046
Net income available to common shareholders (3)	$14,965	$14,595
Earnings per share	$1.67	$1.63

(1) Includes net interest income and noninterest income.

(2) Includes the net impact of Touchstone’s accretion adjustments of $394 thousand and $1.6 million for the twelve months ended December 31, 2024 and 2023.

(3) For the twelve months ended December 31, 2024, and 2023, excludes merger-related costs associated with the acquisition of Touchstone as noted below.

Merger-related costs associated with the acquisition of Touchstone were $8.1 million and none for the years ended December 31, 2024, and 2023, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred. Such costs include employee severance, professional fees, system conversion, and lease and contract termination expenses, which have been expensed as incurred, and are recorded in “Merger-related costs” on the Company’s Consolidated Statements of Income.

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone, had the following impact on the Consolidated Statements of Income during the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the years ended
	December 31,
	2024	2023
Loans (1)	$711	$822
Buildings (2)	(15)	(15)
Core deposit intangible (3)	(1,718)	(1,749)
Subordinated Debt (4)	(307)	(445)
Time deposits (5)	(49)	1,226
Net impact to income before taxes	$(1,378)	$(161)

(1)           Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company’s Consolidated Statements of Income.

(2)           Building and lease acquisition-related fair value adjustments amortization is included in "Occupancy expenses" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.

(3)           Core deposit and other intangible premium amortization is included in "Amortization expense" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.

(4)           Borrowings acquisition-related fair value adjustments (accretion) amortization is included in "Interest on subordinated debt" in the "Interest Expense" section of the Company’s Consolidated Statements of Income.

(5)           Certificate of deposit acquisition-related fair value adjustments (accretion) amortization is included in "Interest on deposits" in the "Interest expense" section of the Company’s Consolidated Statements of Income.

Note 3. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2024 and 2023 were as follows (in thousands):

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,483	$—	$(795)	$11,688	$—
U.S. agency and mortgage-backed securities	110,480	57	(12,498)	98,039	—
Obligations of states and political subdivisions	62,954	5	(8,839)	54,120	—
Total securities available for sale	$185,917	$62	$(22,132)	$163,847	$—
Securities held to maturity:
U.S. Treasury securities	$9,632	$—	$(125)	$9,507	$—
U.S. agency and mortgage-backed securities	86,555	—	(9,282)	77,273	—
Obligations of states and political subdivisions	10,649	8	(1,112)	9,545	—
Corporate debt securities	3,000	—	(450)	2,550	(95)
Total securities held to maturity	$109,836	$8	$(10,969)	$98,875	$(95)
Total securities	$295,753	$70	$(33,101)	$262,722	$(95)

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,476	$—	$(1,026)	$11,450	$—
U.S. agency and mortgage-backed securities	96,937	55	(12,192)	84,800	—
Obligations of states and political subdivisions	64,045	6	(7,444)	56,607	—
Total securities available for sale	$173,458	$61	$(20,662)	$152,857	$—
Securities held to maturity:
U.S. Treasury securities	$39,085	$—	$(389)	$38,696	$—
U.S. agency and mortgage-backed securities	94,617	—	(8,992)	85,625	—
Obligations of states and political subdivisions	11,649	107	(943)	10,813	—
Corporate debt securities	3,000	—	(520)	2,480	(107)
Total securities held to maturity	$148,351	$107	$(10,844)	$137,614	$(107)
Total securities	$321,809	$168	$(31,506)	$290,471	$(107)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,688	$(795)	$11,688	$(795)
U.S. agency and mortgage-backed securities	23,445	(237)	67,800	(12,261)	91,245	(12,498)
Obligations of states and political subdivisions	4,839	(135)	47,776	(8,704)	52,615	(8,839)
Total securities available for sale	$28,284	$(372)	$127,264	$(21,760)	$155,548	$(22,132)

	2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,450	$(1,026)	$11,450	$(1,026)
U.S. agency and mortgage-backed securities	1,281	(29)	78,800	(12,163)	80,081	(12,192)
Obligations of states and political subdivisions	4,469	(215)	47,004	(7,229)	51,473	(7,444)
Total securities available for sale	$5,750	$(244)	$137,254	$(20,418)	$143,004	$(20,662)

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2024 and 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At December 31, 2024 and 2023, all AFS securities were current with no securities past due or on non- accrual and no ACL was held against the Company’s AFS securities portfolio.

At  December 31, 2024 and 2023, the allowance for credit losses on held to maturity securities was $95 thousand and $107 thousand, respectively.

At December 31, 2024, there were 3 out of 3 U.S. Treasury securities, 97 out of 116 U.S. agency and mortgage-backed securities, 95 out of 98 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.7 years at December 31, 2024. At December 31, 2023, there were 3 out of 3 U.S. Treasury securities, 93 out of 108 U.S. agency and mortgage-backed securities and 85 out of 99 obligations of states and political subdivisions, and one of one corporate debt securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2023. The weighted- average re-pricing term of the portfolio was 5.9 years at December 31, 2023. The unrealized losses at December 31, 2024 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2024 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,630	$1,621	$206	$204
Due after one year through five years	33,051	30,972	28,011	26,599
Due after five years through ten years	40,693	37,396	12,998	11,949
Due after ten years	110,543	93,858	68,621	60,123
	$185,917	$163,847	$109,836	$98,875

Proceeds from maturities, calls, principal payments, and sales of secur ities available for sale during 2024 and  2023 were $74.8 million an d $12.5 million, respectively.  Gross losses of $154 thousand and $2.0 million were realized on calls and sales during  2024   and 2023, respectively.

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2024  and 2023  were $39.7 million a nd $7.6 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2024  or 2023 . The Company did not realize any gross gains or gross losses on held to maturity securities during 2024  or 2023 .

Securities having a fair value of $175.0 million and $184.4 million at December 31, 2024 and 2023 were pledged to secure public deposits and for other purposes required by law.

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

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at December 31, 2024, and no impairment has been recognized.

The composition of restricted securities at December 31, 2024 and 2023 was as follows (in thousands):

	2024	2023
Federal Home Loan Bank stock	$1,467	$965
Federal Reserve Bank stock	2,010	981
Community Bankers’ Bank stock	264	132
	$3,741	$2,078

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $2.4 million and $642 thousand at December 31, 2024 and 2023, respectively.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2024, and 2023 aggregated by credit quality indicators.

(in thousands)	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
December 31, 2024
Aaa	$9,632	$23,173	$2,487	$—	$35,292
Aa1 / Aa2 / Aa3	—	—	8,162	—	8,162
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	63,382	—	—	63,382
Not rated - Non Agency	—	—	—	—	—
Total	$9,632	$86,555	$10,649	$3,000	$109,836
December 31, 2023
Aaa	$39,085	$22,936	$2,807	$—	$64,828
Aa1 / Aa2 / Aa3	—	—	8,842	—	8,842
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	71,681	—	—	71,681
Not rated - Non Agency	—	—	—	—	—
Total	$39,085	$94,617	$11,649	$3,000	$148,351

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following table summarizes the change in the allowance for credit losses on held to maturity securities for the year ended December 31, 2024.

(in thousands)	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$107	$107
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2024	$—	$—	$—	$95	$95

At December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of December 31, 2024.

Note 4. Loans

Loans at December 31, 2024 and 2023 are summarized as follows (in thousands):

	2024	2023
Real estate loans:
Construction and land development	$84,480	$52,680
Secured by 1-4 family residential	547,167	344,369
Other real estate	672,162	447,272
Commercial and industrial loans	141,333	113,074
Consumer and other loans	21,453	12,035
Total loans, net of deferred origination costs/fees	$1,466,595	$969,430
Allowance for credit losses	(16,400)	(11,974)
Loans, net	$1,450,195	$957,456

Net deferred loan fees included in the above loan categories were $1.3 million and $1.1 million at December 31, 2024 and 2023, respectively. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $14.3 million at December 31, 2024 and $1.9 million at December 31, 2023.  Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $5.8 million as of December 31, 2024 and $7.9 million as of December 31, 2023. Consumer and other loans included $450 thousand and $222 thousand of demand deposit overdrafts at December 31, 2024 and 2023, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$56	$26	$23	$105	$84,375	$84,480	$50	$23
1-4 family residential	2,192	210	54	2,456	544,711	547,167	2,148	54
Other real estate	12	41	—	53	672,109	672,162	—	—
Commercial and industrial	145	373	288	806	140,527	141,333	4,773	288
Consumer and other loans	31	—	—	31	21,422	21,453	—	—
Total	$2,436	$650	$365	$3,451	$1,463,144	$1,466,595	$6,971	$365

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$183	$4	$38	$225	$52,455	$52,680	$38	$—
1-4 family residential	1,364	350	392	2,106	342,263	344,369	495	245
Other real estate	—	—	82	82	447,190	447,272	—	82
Commercial and industrial	252	316	197	765	112,309	113,074	6,230	197
Consumer and other loans	33	—	—	33	12,002	12,035	—	—
Total	$1,832	$670	$709	$3,211	$966,219	$969,430	$6,763	$524

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at  December 31, 2024 and 2023 of loans acquired in business combinations were as follows:

	Acquired Loans - Purchased Performing
(Dollars in thousands)	2024	2023
Outstanding principal balance	$603,046	$164,028

Carrying amount
Real estate loans:
Construction and land development	$15,810	$7,851
Secured by 1-4 family residential	234,004	36,290
Other real estate loans	291,805	94,882
Commercial and industrial loans	40,885	19,611
Consumer and other loans	6,268	3,451
Total acquired loans	$588,772	$162,085

The following table presents additional information related to the acquired Touchstone loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (in thousands):

PCD Loans:	2024
Book value of acquired loans at acquisition	$13,050
Initial ACL at acquisition	386
Non-credit discount at acquisition	1,413
Purchase Price	$14,849
Non-PCD Loans:
Fair Value	$467,891
Gross contractual amounts receivable	$479,591
Estimate of contractual cash flows not expected to be collected	$8,138

There were no PCD loans at December 31, 2023.

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of  December 31, 2024 (in thousands).

	December 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$4,419	$5,401	$2,421	$5,811	$4,424	$5,419	$56,509	$84,404
Special Mention	26	—	—	—	—	—	—	26
Substandard	—	—	—	18	—	32	—	50
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$4,445	$5,401	$2,421	$5,829	$4,424	$5,451	$56,509	$84,480

Current period gross write-offs	$—	$—	$—	$—	$—	$4	$—	$4

Secured by 1-4 family residential
Pass	$32,609	$69,884	$113,535	$99,470	$49,250	$115,032	$64,740	$544,520
Special Mention	120	—	—	—	—	83	—	203
Substandard	—	32	252	317		1,843	—	2,444
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$32,729	$69,916	$113,787	$99,787	$49,250	$116,958	$64,740	$547,167

Current period gross write-offs	$20	$—	$—	$—	$—	$18	$—	$38

Other real estate loans
Pass	$64,958	$83,725	$142,077	$120,012	$48,238	$192,869	$15,531	$667,410
Special Mention	318	—	—	—	—	4,072	—	4,390
Substandard	—	—	—	—	—	362	—	362
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$65,276	$83,725	$142,077	$120,012	$48,238	$197,303	$15,531	$672,162

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$24,270	$24,835	$21,819	$23,086	$3,583	$12,815	$22,627	$133,035
Special Mention	430	—	1,211	—	—	513	—	2,154
Substandard	615	737	3,699	647		446	—	6,144
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$25,315	$25,572	$26,729	$23,733	$3,583	$13,774	$22,627	$141,333

Current period gross write-offs	$110	$1,275	$772	$1,519	$20	$3	$—	$3,699

Consumer and other loans
Pass	$5,129	$1,697	$1,437	$130	$1,306	$2,566	$8,917	$21,182
Special Mention	—	270	—	—	—	—	—	270
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$5,129	$1,967	$1,437	$130	$1,306	$2,567	$8,917	$21,453

Current period gross write-offs	$249	$29	$9	$3	$1	$2	$—	$293

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

Note 5. Allowance for Credit Losses

The following tables present, as of December 31, 2024 and 2023, the total Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands).

	December 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	11	173	201	1	—	386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision on Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses	148	(360)	1,190	3,665	(682)	3,961
Ending Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Ending Balance:
Individually evaluated	—	—	—	3,079	—	3,079
Collectively evaluated	585	4,266	7,462	848	160	13,321
Loans:
Ending Balance	84,480	547,167	672,162	141,333	21,453	1,466,595
Individually evaluated	50	2,148	—	4,773	—	6,971
Collectively evaluated	84,430	545,019	672,162	136,560	21,453	1,459,624

	December 31, 2023
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2022	$546	$1,108	$3,609	$1,874	$309	$7,446
Adjustment to allowance for adoption of ASU 2016-13	(313)	1,409	1,702	(387)	(225)	2,186
Charge-offs	—	(59)	(34)	(3,452)	(448)	(3,993)
Recoveries	—	47	14	145	212	418
Provision for loan losses	79	654	(593)	5,526	251	5,917
Ending Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Ending Balance:
Individually evaluated	—	—	—	2,705	—	2,705
Collectively evaluated	312	3,159	4,698	1,001	99	9,269
Loans:
Ending Balance	$52,680	$344,369	$447,272	$113,074	$12,035	$969,430
Individually evaluated	38	495	—	6,230	—	6,763
Collectively evaluated	52,642	343,874	447,272	106,844	12,035	962,667

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	December 31, 2024			December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$50	$—	$50	$38	$—	$38
Secured by 1-4 family residential	2,148	—	2,148	495	—	495
Commercial and industrial	237	4,536	4,773	—	6,230	6,230
Total	$2,435	$4,536	$6,971	$533	$6,230	$6,763

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

•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$—	$—	$—	$38	$—	$38
Secured by 1-4 family residential	703	—	703	495	—	495
Total	$703	$—	$703	$533	$—	$533

At December 31, 2024, and 2023 no allowance for credit losses was required on collateral-dependent loans.

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

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	1,829	1.29%	Term extension and payment deferral for 6 months
Total	$1,829	1.29%

	Principal Forgiveness
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	959	0.68%	Payment deferral for 24 months
Total	$959	0.68%

	Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	462	0.08%	Interest rate reduced from 7.5% to 4.0%
Other real estate loans	—	0.00%
Commercial and industrial	217	0.15%	Weighted average interest rate reduced from 18.17% to 14.62%
Total	$679	0.23%

During the year ended December 31, 2023 there were no loans modified to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the year ended  December 31, 2024, there were no payment defaults of modified loans that were modified during the previous twelve months.

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

For the year ended December 31, 2024, the Company recorded a provision for credit losses for unfunded commitments of $73 thousand which includes a $100 thousand initial provision recorded on the acquisition of Touchstone.  At December 31, 2024 and 2023 the liability for credit losses on off-balance-sheet exposures included in other liabilities was $486 and $413 thousand, respectively.

On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $153 thousand for the adoption of ASC Topic 326.

Note 6. Other Real Estate Owned

Changes in the balance for OREO during the years ended  December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Balance at the beginning of year, net	$—	$184
Transfers from loans to other real estate owned	53	—
Transfers from property and equipment to other real estate owned	—	—
Sales proceeds	—	(417)
Gain on disposition	—	233
Balance at the end of year, gross	$53	$—
Less: valuation allowance	—	—
Balance at the end of year, net	$53	$—

There were no residential real estate properties included in the ending OREO balances at December 31, 2024 and 2023. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2024 and 2023.

Net expenses applicable to OREO, other than the valuation allowance and gain on disposition, were $10 and $10 thousand for the years ended December 31, 2024 and 2023, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2024 and 2023 (in thousands):

	2024	2023
Land	$8,489	$5,412
Buildings and leasehold improvements	28,941	21,145
Furniture and equipment	12,353	8,237
Construction in process	541	962
	$50,324	$35,756
Less accumulated depreciation	15,500	13,614
Premises and equipment, net	$34,824	$22,142

Depreciation expense included in operating expenses for 2024 and 2023 was $1.9 million and $1.6 million, respectively.

Note 8. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $57.5 million and $28.8 million at December 31, 2024 and 2023, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2024 and 2023, brokered deposits totaled $7.4 million and $3.9 million, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2024, the scheduled maturities of time deposits were as follows (in thousands):

2025	$306,026
2026	41,175
2027	5,872
2028	3,514
2029	3,312
Thereafter	—
$359,899

Note 9. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2024. There were no borrowings outstanding on the line of credit at December 31, 2024. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 25, 2026.

The Bank had unused lines of credit totaling $562.5 million and $368.2 million available with non-affiliated banks at December 31, 2024 and 2023, respectively.  These available sources of credit included $409.3 million available from Federal Home Loan Bank of Atlanta (FHLB), $90.3 million available from the Federal Reserve Bank, and unsecured lines of credit with correspondent banks totaling $63.0 million.  The Bank can borrow up to 16% of its total assets through the blanket floating lien agreement with the FHLB.  The Bank had collateral pledged on the borrowing line at December 31, 2024 and 2023 including real estate loans totaling $698.5 million and $397.4 million, respectively, and FHLB stock with a book value of $1.5 million and $965 thousand, respectively.

Other borrowings totaled $0 and $50.0 million at December 31, 2024 and 2023, respectively.  Other borrowings decreased $50.0 million during the year ended December 31, 2024 as the Bank repaid funds that were borrowed from the Federal Reserve Bank through their Bank Term Funding Program. On December 31, 2023, borrowings totaled $50.0 million with a fixed interest rate of 4.85% and a maturity date of December 26, 2024. The Bank benefited from the borrowing by reducing interest rate risk and increasing net interest income.

Note 10. Subordinated Debt

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $1 and $3 thousand at December 31, 2024 and 2023. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default. The note is an unsecured, subordinated obligation of the Company and it ranks junior in right of payment to the Company’s existing and future senior indebtedness and to the Company’s obligations to its general creditors. The note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the note.  The note ranks senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company. The note is not convertible into common stock or preferred stock, and is not callable by the holder.

On October 1, 2024, the Company assumed two subordinated debt issuances from the acquisition of Touchstone.  The $8.0 million note initially bears interest at a fixed rate of 6.00% per annum. Beginning August 15, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month SOFR, plus 596 basis points. There was no accretion expense recognized related to the note at December 31, 2024. The note has a maturity date of August 15, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on August 15, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The $10.0 million note initially bears interest at a fixed rate of 4.00% per annum. Beginning January 30, 2027, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month SOFR, plus 596 basis points. There was no accretion expense recognized related to the note at December 31, 2024. The note has a maturity date of January 30, 2032. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 30, 2027 through maturity, at the Company's option, on any scheduled interest payment date.

Note 11. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a SOFR-indexed floating rate of interest. The interest rate at December 31, 2024 and 2023 was 7.21% and 5.64%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a SOFR-indexed floating rate of interest. The interest rate at December 31, 2024 and 2023 was 6.45% and 5.59%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 12. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020.

Net deferred tax assets consisted of the following components at December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred Tax Assets
Allowance for credit losses	$3,641	$2,624
Acquisition accounting adjustments, net	450	420
Post-retirement benefits	333	214
Core deposit intangible	—	232
Unvested stock-based compensation	94	87
Reserve for letter of credit losses	18	44
Limited partnership investments	2	39
Lease liability	425	69
Unrealized loss on securities available for sale	5,534	5,495
NOL carryover - acquired from Fincastle	1,207	1,337
Loan origination fees, net	2,937	241
	$14,641	$10,802
Deferred Tax Liabilities
Depreciation	$1,043	$638
Right of use asset	421	69
Investment in partnerships	70	—
Core deposit intangible	2,937	—
Cash flow hedges	565	523
	$5,036	$1,230
Net deferred tax assets	$9,605	$9,572

The income tax expense for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Current tax expense	$1,519	$2,580
Deferred tax expense (benefit)	(437)	(399)
	$1,082	$2,181

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2024 and 2023, due to the following (in thousands):

	2024	2023
Computed tax expense at statutory federal rate	$1,690	$2,479
Increase in income taxes resulting from:
Merger expenses	240	—
Other	25	29
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(102)	(156)
Bargain purchase gain	(613)	—
Income from bank owned life insurance	(159)	(171)
	$1,082	$2,181

Note 13. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2024, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $2.0 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank is typically required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  The Federal Reserve adopted a rule in March 2020 eliminating the reserve requirement.  There were no required balances at  December 31, 2024 or December 31, 2023

Note 14. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2024 and 2023, expense attributable to the Plan amounted to $1.4 million and $1.2 million, respectively.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments.  During 2024, one covered employee terminated employment with the Company, resulting in a forfeiture of unvested funds of $203 thousand.  This resulted in a net contribution benefit of $128 thousand for the year ended  December 31, 2024.  The contribution expense totaled $126 thousand for the year ended December 31, 2023.   The plan is solely funded by the Company.  The accrued supplemental executive retirement plan liability was $889 thousand and $1.0 million at  December 31, 2024 and 2023, respectively.

Note 15. Earnings per Common Share

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023 (dollars in thousands, except per share data):

	2024	2023
(Numerator):
Net income	$6,966	$9,624
(Denominator):
Weighted average shares outstanding – basic	6,955,592	6,265,394
Potentially dilutive common shares – restricted stock units	15,497	13,711
Weighted average shares outstanding – diluted	6,971,089	6,279,105
Income per common share
Basic	$1.00	$1.54
Diluted	$1.00	$1.53

Note 16. Commitments and Unfunded Credits

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

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2024	2023
Commitments to extend credit and unfunded commitments under lines of credit	$271,419	$194,242
Stand-by letters of credit	15,594	11,615

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

At December 31, 2024, the Bank had $2.3 million in locked-rate commitments to originate mortgage loans. There were no loans held for sale at December 31, 2024. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2024 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $3.9 million.

Note 17. Transactions with Related Parties

During the year, executive officers and directors (and their affiliates) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2024 and 2023, these loans totaled $3.6 million and $1.1 million, respectively. During 2024, total principal additions were $174 thousand and total principal payments were $353 thousand.

Deposits from related parties held by the Bank at December 31, 2024 and 2023 amounted to $24.1 million and $40.5 million, respectively.

Note 18. Lease Commitments

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

Options to extend, residual value guarantees, and restrictions and covenants

Of the Company's eleven leases, nine leases offer the option to extend the lease. The calculation of the lease liability includes the additional time and lease payments for options which the Company is reasonably certain it will exercise. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2024 and 2023 (in thousands):

	Classification in the Consolidated Balance Sheets	2024	2023
Operating lease right-of-use asset	Other assets	$2,003	$328
Operating lease liability	Accrued interest payable and other liabilities	2,021	330

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2024 and 2023:

	2024	2023
Weighted average remaining lease term, in years	5.2	1.7
Weighted average discount rate	3.75%	3.69%

The following table presents the components of operating lease expense and supplemental cash flow information for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Lease Expense
Operating lease expense	$385	$257
Short-term lease expense	35	26
Total lease expense (1)	$420	$283

Cash paid for amounts included in lease liability	$357	$240
Right of use assets obtained in exchange for operating lease liabilities commencing during the period	$2,074	$20

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2024 (in thousands):

Twelve months ending December 31, 2025	$666
Twelve months ending December 31, 2026	546
Twelve months ending December 31, 2027	217
Twelve months ending December 31, 2028	196
Twelve months ending December 31, 2029	185
Thereafter	508
Total undiscounted cash flows	$2,318
Less: discount	(297)
Operating lease liability	$2,021

The contracts in which the Company is lessee are with parties external to the Company and not related parties.

Note 19. Dividend Reinvestment Plan

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

The Company issued 9,307 and 9,214 common shares to the DRIP during the years ended December 31, 2024 and 2023, respectively.

Note 20. Fair Value Measurements

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands).

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,688	$—	$11,688	$—
U.S. agency and mortgage-backed securities	98,039	—	98,039	—
Obligations of states and political subdivisions	54,120	—	54,120	—
Total securities available for sale	$163,847	$—	$163,847	$—
Derivatives - cash flow hedges	2,690	—	2,690	—
Total assets	$166,537	$—	$166,537	$—

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,450	$—	$11,450	$—
U.S. agency and mortgage-backed securities	84,800	—	84,800	—
Obligations of states and political subdivisions	56,607	—	56,607	—
Total securities available for sale	$152,857	$—	$152,857	$—
Derivatives - cash flow hedges	2,488	—	2,488	—
Total assets	$155,345	$—	$155,345	$—

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2024 and 2023.

Other real estate owned

The fair value of foreclosed property is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment) and is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, OREO is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is generally determined using an external appraisal process and is discounted based on internal criteria when deemed necessary.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 (dollars in thousands).

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$703	$—	$—	$703
Other real estate owned	$53	$—	$—	$53

		Fair Value Measurements at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$533	$—	$—	$533

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$703	Property appraisals	Selling cost	10.00%
Other real estate owned	$53	Property appraisals	Selling cost	10.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Collateral dependent loans	$533	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023 are as follows (in thousands):

		Fair Value Measurements at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$162,874	$162,874	$—	$—	$162,874
Securities available for sale	163,847	—	163,847	—	163,847
Securities held to maturity, net	109,741	—	109,741	—	109,741
Restricted securities	3,741	—	3,741	—	3,741
Loans, net	1,450,195	—	—	1,408,574	1,408,574
Bank owned life insurance	37,873	—	37,873	—	37,873
Accrued interest receivable	6,020	—	6,020	—	6,020
Derivatives - cash flow hedges	2,690	—	2,690	—	2,690
Financial Liabilities
Deposits	$1,803,778	$—	$1,445,033	$356,824	$1,801,857
Subordinated debt	21,176	—	—	23,596	23,596
Junior subordinated debt	9,279	—	—	12,310	12,310
Accrued interest payable	964	—	964	—	964

		Fair Value Measurements at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$87,161	$87,161	$—	$—	$87,161
Securities available for sale	152,857	—	152,857	—	152,857
Securities held to maturity	148,244	—	137,507	—	137,507
Restricted securities	2,078	—	2,078	—	2,078
Loans, net	957,456	—	—	919,266	919,266
Bank owned life insurance	24,902	—	24,902	—	24,902
Accrued interest receivable	4,655	—	4,655	—	4,655
Derivatives - cash flow hedges	2,488	—	2,488	—	2,488
Financial Liabilities
Deposits	$1,233,726	$—	$1,041,377	$189,354	$1,230,731
Other borrowings	50,000	—	—	49,987	49,987
Subordinated debt	4,997	—	—	5,412	5,412
Junior subordinated debt	9,279	—	—	8,493	8,493
Accrued interest payable	764	—	764	—	764

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

Note 21. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2024, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2024 and December 31, 2023 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$181,449	12.34%	$117,580	8.00%	$146,975	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$164,454	11.19%	$88,185	6.00%	$117,580	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$164,454	11.19%	$66,139	4.50%	$95,534	6.50%
Tier 1 Capital (to Average Assets)	$164,454	7.95%	$82,719	4.00%	$103,398	5.00%
December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$142,334	14.05%	$81,027	8.00%	$101,284	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$129,840	12.82%	$60,771	6.00%	$81,027	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$129,840	12.82%	$45,578	4.50%	$65,835	6.50%
Tier 1 Capital (to Average Assets)	$129,840	9.31%	$55,797	4.00%	$69,746	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at December 31, 2024 and December 31, 2023, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2024 and December 31, 2023, the capital conservation buffer of the Bank was 4.34% and 6.60%, respectively.

Note 22. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(24,587)	$2,116	$(22,471)
Unrealized holding gains (net of tax, $697)	2,621	—	2,621
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $344)	1,295	—	1,295
Change in fair value (net of tax, ($40))	—	(151)	(151)
Change during period	3,916	(151)	3,765
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, ($275))	(1,039)	—	(1,039)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $270)	1,015	—	1,015
Reclassification adjustment (net of tax, ($33))	(122)	—	(122)
Change in fair value (net of tax, $42)	—	160	160
Change during period	(146)	160	14
Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2024	2023
Securities available for sale:
Net securities losses reclassified into earnings	$(155)	$—	Net (losses) on securities available for sale
Related income tax benefit	(33)	—	Income tax benefit
Total reclassifications	$(122)	$—	Net of tax

Note 23. Stock Compensation Plans

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

During 2024, the Company granted and issued 14,625 shares of common stock to members of the Board of Directors for their dedicated service and support. Also during 2024, the Company issued 18,412 shares of common stock to employees.  Compensation expense related to stock awards totaled $252 thousand and $402 thousand for the years ended December 31, 2024 and 2023, respectively.

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

On February 14, 2024, 13,412 restricted stock units were granted to employees with 4,475 units vesting immediately, 4,469 units vesting after one year, and 4,468 units vesting after two years.  On November 13, 2024, 2,300 restricted stock units were granted to an employee with 1,150 units vesting immediately, and 1,150 units vesting on October 1, 2025.  On November 13, 2024, 50,408 restricted stock units were granted to employees with 16,803 units vesting on December 31, 2025, 16,803 units vesting on December 31, 2026, and 16,802 units vesting on December 31, 2027.  The recipients do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipients become the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2024
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	41,507	$18.47
Granted	66,120	22.88
Vested	(17,912)	19.68
Forfeited	(4,203)	—
Unvested, December 31, 2024	85,512	$21.57

At December 31, 2024, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $1.4 million. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2024 and 2023 totaled $383 thousand and $351 thousand, respectively.

Note 24. Revenue Recognition

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

Bargain purchase gain

A bargain purchase arises when the fair value of the net assets acquired in a business combination exceeds the consideration transferred, resulting in a gain being recorded by the acquirer. The Company recognized the gain as income on the date of acquisition.

See Note 2 for discussion of the bargain purchase gain recorded in connection with the Touchstone acquisition.

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

Gains and losses are recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended  December 31, 2024 and 2023 net gains/(losses) on sales of foreclosed properties was $0 and $233, respectively.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Noninterest Income
Service charges on deposit accounts	$3,122	$2,780
ATM and check card fees	3,305	3,449
Wealth management fees	3,617	3,120
Brokered mortgage fees	252	119
Bargain purchase gain	2,920	—
Fees for other customer services	966	770
Noninterest income (in-scope of Topic 606)	$14,182	$10,238
Noninterest income (out-of-scope of Topic 606)	2,198	1,546
Total noninterest income	$16,380	$11,784

Note 25. Derivative Financial Instruments

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of December 31, 2024, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  December 31, 2024 and 2023 (in thousands):

	2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,690	$—	$—

	2023
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,488	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 26. Segment Reporting

The Company has two reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

The reportable segments are:

●

Community Banking - The Community Banking segment involves making loans and generating deposits from individuals, businesses, and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related fees, such as fees for debit cards and ATM usage and fees for brokered mortgage services, generates income for the Banking segment.

●

Wealth Management Services – Wealth Management Services offers corporate trustee services, trust and estate administration, IRA administration and custody services. Revenue for this segment is generated from administration, service and custody fees, as well as, management fees which are derived from assets under management. Investment management services currently are offered through in-house and third-party managers.

The Company's chief operating decision maker (CODM) is the President and Chief Operating Officer of the Bank. The CODM uses income, operating expenses and net income to evaluate income generated from the operating segments. Net income is used to monitor budget versus actual results and profitability. Financials of the operating segments are reviewed monthly to assess the performance of the segments.

Segment information for the years ended December 31, 2024 and 2023 is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $471 million in 2024.

	2024
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$76,037	$282	$76,319
Interest Expense	23,867	—	23,867
Net interest income	$52,170	$282	$52,452
Provision for credit losses	7,850	—	7,850
Net interest income after provision for credit losses	$44,320	$282	$44,602
Noninterest Income:
Service charges on deposit accounts	$3,122	$—	$3,122
ATM and check card fees	3,305	—	3,305
Wealth management fees	—	3,617	3,617
Other operating income	6,336	—	6,336
Total noninterest income	$12,763	$3,617	$16,380
Noninterest Expense
Salaries and employee benefits	$24,292	$842	$25,134
Occupancy	2,544	29	2,573
Equipment	3,127	4	3,131
Legal and professional fees	1,974	19	1,993
Data processing expense	1,256	148	1,404
Investment management	—	1,307	1,307
Other operating expense	17,362	30	17,392
Total noninterest expense	$50,555	$2,379	$52,934
Income before income taxes	$6,528	$1,520	$8,048
Income tax expense	878	204	1,082
Net income	$5,650	$1,316	$6,966

	2023
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$57,423	$296	$57,719
Interest Expense	14,306	—	14,306
Net interest income	$43,117	$296	$43,413
Provision for credit losses	6,150	—	6,150
Net interest income after provision for credit losses	$36,967	$296	$37,263
Noninterest Income:
Service charges on deposit accounts	$2,780	$—	$2,780
ATM and check card fees	3,449	—	3,449
Wealth management fees	—	3,120	3,120
Other operating income	2,435	—	2,435
Total noninterest income	$8,664	$3,120	$11,784
Noninterest Expense
Salaries and employee benefits	$20,221	$818	$21,039
Occupancy	2,125	29	2,154
Equipment	2,372	5	2,377
Legal and professional fees	1,632	15	1,647
Data processing expense	925	122	1,047
Investment management	—	1,103	1,307
Other operating expense	7,645	26	7,671
Total noninterest expense	$34,920	$2,118	$37,242
Income before income taxes	$10,711	$1,298	$11,805
Income tax expense	1,941	240	2,181
Net income	$8,770	$1,058	$9,624

Note 27. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2024 and 2023

(in thousands)

	2024	2023
Assets
Cash	$29,130	$15,572
Investment in subsidiaries, at cost, plus undistributed net income	161,653	112,317
Other assets	7,586	3,193
Total assets	$198,369	$131,082
Liabilities and Shareholders’ Equity
Subordinated debt	$21,175	$4,997
Junior subordinated debt	9,279	9,279
Other liabilities	1,385	535
Total liabilities	$31,839	$14,811
Preferred stock	$—	$—
Common stock	11,218	7,829
Surplus	77,058	32,950
Retained earnings	96,947	94,198
Accumulated other comprehensive (loss), net	(18,693)	(18,706)
Total shareholders’ equity	$166,530	$116,271
Total liabilities and shareholders’ equity	$198,369	$131,082

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Income
Dividends from subsidiary	$18,000	$11,000
Other operating income	40
Total income	$18,040	$11,000
Expense
Interest expense	$873	$548
Supplies	83	2
Legal and professional fees	340	262
Data processing	107	60
Management fee-subsidiary	368	369
Other expense	122	85
Total expense	$1,893	$1,326
Income before allocated tax benefits and undistributed income of subsidiary	$16,147	$9,674
Allocated income tax benefit	389	278
Income before equity in undistributed income of subsidiary	$16,536	$9,952
Equity in undistributed (loss) income of subsidiary	(9,570)	(328)
Net income	$6,966	$9,624

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Cash Flows from Operating Activities
Net income	$6,966	$9,624
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	9,570	328
Stock-based compensation	635	753
Amortization of debt issuance costs	2	2
Gain on sale of investment	(40)	—
(Increase) in other assets	(85)	(359)
Increase increase in other liabilities	296	2
Net cash provided by operating activities	$17,344	$10,350
Cash Flows from Investing Activities
Net cash paid in acquisition of Touchstone Bank	$(10)	$—
Proceeds from sale of investment	368	—
Net cash provided by investing activities	$358	$—
Cash Flows from Financing Activities
Cash dividends paid on common stock, net of reinvestment	$(4,038)	$(3,597)
Repurchase of common stock	(106)	(682)
Net cash (used in) financing activities	$(4,144)	$(4,279)
Increase in cash and cash equivalents	$13,558	$6,071
Cash and Cash Equivalents
Beginning	15,572	9,501
Ending	$29,130	$15,572

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers and employees and the Company itself. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2024 and for the two years then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), located in Winchester, Virginia.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.
	(2)	The response to this portion of Item 15 is included in Item 8 above.
	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:
		2.1	Agreement and Plan of Merger, dated as of March 25, 2024, by and between First National Corporation and Touchstone Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 26, 2024).
3.1

Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

		3.2	Articles of Amendment to Article of Incorporation of First National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).
		3.3	Bylaws of First National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.)
		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
		4.2	Description of Securities.
		4.3	Form of 5.50% Fixed to Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
		4.4	Form of 6.00% Fixed to Floating Rate Subordinated Note due August 15, 2030
		4.5	Form of 4.00% Fixed to Floating Rate Subordinated Note due January 30, 2032
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

		10.13	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 21, 2019).
		10.14	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Scott C. Harvard (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.15	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.16	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of M. Shane Bell (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.17	First National Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A of First National Corporation's proxy statement for the 2023 annual meeting of Shareholders, filed March 31, 2023).
		10.18	Form of First National Corporation Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
		10.19	Form of First National Corporation Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
		14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).
		19.1	Insider Trading Policy.
		21.1	Subsidiaries of the Company.
		23.1	Consent of Yount, Hyde & Barbour, P.C.
		31.1	Certification of Chief Executive Officer, Section 302 Certification.
		31.2	Certification of Chief Financial Officer, Section 302 Certification.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
		97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

		104	The cover page from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included with Exhibit 101).

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 31, 2025
President & Chief Executive Officer Director
(principal executive officer)

/s/ Bruce E. Thomas	Date:	March 31, 2025
Senior Vice President & Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 31, 2025
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 31, 2025
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 31, 2025
Director

/s/ Emily Marlow Beck	Date:	March 31, 2025
Director

/s/ Boyce Brannock	Date:	March 31, 2025
Director

/s/ W. Michael Funk	Date:	March 31, 2025
Director

/s/ James R. Wilkins, III	Date:	March 31, 2025
Director

/s/ Kirtesh Patel	Date:	March 31, 2025
Director

/s/ George E. Holt, III	Date:	March 31, 2025
Director

/s/ Toni T. Lee-Andrews	Date:	March 31, 2025
Director

/s/ Norman D. Wagstaff, Jr.	Date:	March 31, 2025
Director

/s/ William S. Wilkinson	Date:	March 31, 2025
Director