Form 10-Q
period 2025-03-31
FIRST NATIONAL CORP /VA/
filed 2025-05-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2025, 8,986,696 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2025	2024*
Assets
Cash and due from banks	$27,432	$24,916
Interest-bearing deposits in banks	178,600	137,958
Cash and cash equivalents	$206,032	$162,874
Securities available for sale, at fair value	160,976	163,847
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2025, $87; 2024, $94)	108,292	109,741
Restricted securities, at cost	4,436	3,741
Loans held for sale	681	409
Loans, net of allowance for credit losses, 2025, $14,735; 2024, $16,400	1,435,215	1,450,195
Other real estate owned, net of valuation allowance, 2025, $0; 2024, $0	—	53
Premises and equipment, net	34,609	34,824
Accrued interest receivable	6,126	6,020
Bank owned life insurance	38,136	37,873
Goodwill	3,030	3,030
Core deposit intangibles, net	14,544	14,986
Other assets	21,270	22,688
Total assets	$2,033,347	$2,010,281

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$540,387	$520,153
Savings and interest-bearing demand deposits	922,197	923,726
Time deposits	362,392	359,899
Total deposits	$1,824,976	$1,803,778
Subordinated debt, net of issuance cost	21,461	21,176
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	8,955	9,517
Total liabilities	$1,864,671	$1,843,750

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2025, 8,986,696 shares; 2024, 8,974,102 shares	11,233	11,218
Surplus	77,354	77,058
Retained earnings	97,152	96,947
Accumulated other comprehensive loss, net	(17,063)	(18,692)
Total shareholders’ equity	$168,676	$166,531
Total liabilities and shareholders’ equity	$2,033,347	$2,010,281

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$20,639	$13,484
Interest on deposits in banks	1,671	1,288
Interest on federal funds sold	39	—
Interest and dividends on securities:
Taxable interest	1,314	1,224
Tax-exempt interest	300	305
Dividends	59	33
Total interest and dividend income	$24,022	$16,334
Interest Expense
Interest on deposits	$6,038	$4,771
Interest on subordinated debt	467	69
Interest on junior subordinated debt	66	68
Interest on other borrowings	—	576
Total interest expense	$6,571	$5,484
Net interest income	$17,451	$10,850
Provision for credit losses	832	1,000
Net interest income after provision for credit losses	$16,619	$9,850
Noninterest Income
Service charges on deposit accounts	$1,013	$654
ATM and check card fees	996	770
Wealth management fees	898	883
Fees for other customer services	258	195
Brokered mortgage fees	110	38
Income from bank owned life insurance	246	151
Other operating income	90	1,356
Total noninterest income	$3,611	$4,047
Noninterest Expense
Salaries and employee benefits	$8,689	$5,871
Occupancy	1,069	535
Equipment	1,024	591
Marketing	220	195
Supplies	217	116
Legal and professional fees	522	452
ATM and check card expense	438	361
FDIC assessment	414	177
Bank franchise tax	317	262
Data processing expense	762	246
Internet banking expense	351	181
Amortization expense	442	4
Net losses (gain) on disposal of premises and equipment	(1)	50
Merger expense	1,940	—
Miscellaneous losses	316	109
Other operating expense	1,615	737
Total noninterest expense	$18,335	$9,887

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Income before income taxes	$1,895	$4,010
Income tax expense	297	801
Net income	$1,598	$3,209
Earnings per common share
Basic	$0.18	$0.51
Diluted	$0.18	$0.51

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net income	$1,598	$3,209
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax of $428 and ($332) for the three months ended March 31, 2025 and 2024, respectively	1,612	(1,246)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $50 and $77 for the three months ended March 31, 2025 and 2024, respectively	188	290
Change in fair value of cash flow hedges, net of tax ($45) and $38 for the three months ended March 31, 2025 and 2024, respectively	(171)	145
Total other comprehensive income (loss)	1,629	(811)
Total comprehensive income	$3,227	$2,398

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,598	$3,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	665	404
Amortization of core deposit intangibles	442	4
Amortization of debt issuance costs	285	1
Origination of mortgage loans held for sale	(681)	—
Proceeds from sale of mortgage loans held for sale	409	—
Provision for credit losses on loans	735	991
(Recovery of) provision for credit losses on securities held to maturity	(7)	9
Provision for credit losses on unfunded commitments	104	—
Net (gain) on sale of other real estate owned	(7)	—
Increase in cash value of bank owned life insurance	(263)	(151)
Accretion of discounts and amortization of premiums on securities, net	234	223
Accretion of premium on time deposits	(443)	(17)
Amortization (accretion) of certain acquisition-related loan premiums (discounts), net	195	(98)
Stock-based compensation	265	142
Excess tax benefits on stock-based compensation	1	1
(Gain) loss on disposal of premises and equipment, net	(1)	50
Deferred income tax expense	—	46
Changes in assets and liabilities:
(Increase) in interest receivable	(106)	(323)
Decrease (increase) in other assets	768	(731)
(Decrease) increase in accrued interest payable and other liabilities	(666)	943
Net cash provided by operating activities	$3,527	$4,703
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$4,698	$3,389
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,673	22,769
Purchases of restricted securities	(695)	—
Net (purchase) redemption of restricted securities	—	(34)
Purchase of premises and equipment	(483)	(305)
Proceeds from sale of premises and equipment	34	—
Proceeds from sale of other real estate owned	60	—
Proceeds from cash value of bank owned life insurance	—	401
Net decrease (increase) in loans	14,050	(3,808)
Net cash provided by investing activities	$19,337	$22,412

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$18,705	$20,173
Net increase in time deposits	2,936	5,255
Cash dividends paid on common stock, net of reinvestment	(1,347)	(900)
Repurchase of common stock, stock incentive plan	—	(95)
Net cash provided by financing activities	$20,294	$24,433
Increase in cash and cash equivalents	$43,158	$51,548
Cash and Cash Equivalents
Beginning	$162,874	$87,161
Ending	$206,032	$138,709
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,340	$5,369
Income taxes	$—	$—
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$2,040	$(1,578)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$238	$—
Change in fair value of cash flow hedges	$(216)	$184
Issuance of common stock, dividend reinvestment plan	$46	$42

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	3,209	—	3,209
Other comprehensive loss	—	—	—	(811)	(811)
Cash dividends on common stock ($0.15 per share)	—	—	(942)	—	(942)
Stock-based compensation	—	142	—	—	142
Issuance of 2,350 shares common stock, dividend reinvestment plan	3	39	—	—	42
Issuance of 16,672 shares common stock, stock incentive plan	21	(21)	—	—	—
Repurchase of 4,842 shares common stock, stock incentive plan	(6)	(89)	—	—	(95)
Balance, March 31, 2024	$7,847	$33,021	$96,465	$(19,517)	$117,816

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	1,598	—	1,598
Other comprehensive loss	—	—	—	1,629	1,629
Cash dividends on common stock ($0.155 per share)	—	—	(1,393)	—	(1,393)
Stock-based compensation	—	265	—	—	265
Issuance of 2,130 shares common stock, dividend reinvestment plan	2	44	—	—	46
Issuance of 10,464 shares common stock, stock incentive plan	13	(13)	—	—	—
Balance, March 31, 2025	$11,233	$77,354	$97,152	$(17,063)	$168,676

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2025 and December 31, 2024, the statements of income and comprehensive income for the three months ended March 31, 2025 and 2024, the cash flows for the three months ended March 31, 2025 and 2024, and the changes in shareholders’ equity for the three months ended March 31, 2025 and 2024. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

Significant Accounting Policies and Estimates

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgements.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgements and as such may have a greater possibility of producing results that could be materially different than originally reported.   Material estimates that are particularly susceptible to significant changes in the near term include estimates related to the determination of the allowance for credit losses on loans, loans acquired in a business combination and goodwill.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2024 and are contained in the Company’s 2024 Annual Report on Form 10-K.

Business Combination

On October 1, 2024, the Company completed the acquisition of Touchstone Bankshares, Inc. (Touchstone) with and into the Company (the Merger). Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. In connection with the transactions, the Company issued 2,673,640 shares of its common stock to Touchstone’s shareholders. Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. During the first quarter of 2025, the Company incurred merger costs totaling $1.9 million.

Recent Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.  Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2025-01 to have a material impact on its (consolidated) financial statements.

Recently Adopted Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 was effective for the Company on January 1, 2025.  The Company does not expect the adoption of ASU 2024-02 to have a material impact on its (consolidated) financial statements

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 was effective for the Company on January 1, 2025. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its (consolidated) financial statements.

Notes to Consolidated Financial Statements (Unaudited)

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its (consolidated) financial statements.

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,486	$—	$(646)	$11,840	$—
U.S. agency and mortgage-backed securities	105,963	62	(10,954)	95,071	—
Obligations of states and political subdivisions	62,558	4	(8,497)	54,065	—
Total securities available for sale	$181,007	$66	$(20,097)	$160,976	$—
Securities held to maturity:
U.S. Treasury securities	$9,696	$—	$(81)	$9,615	$—
U.S. agency and mortgage-backed securities	85,038	—	(7,874)	77,164	—
Obligations of states and political subdivisions	10,645	5	(1,064)	9,586	—
Corporate debt securities	3,000	—	(420)	2,580	(87)
Total securities held to maturity	$108,379	$5	$(9,439)	$98,945	$(87)
Total securities	$289,386	$71	$(29,536)	$259,921	$(87)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,483	$—	$(795)	$11,688	$—
U.S. agency and mortgage-backed securities	110,480	57	(12,498)	98,039	—
Obligations of states and political subdivisions	62,954	5	(8,839)	54,120	—
Total securities available for sale	$185,917	$62	$(22,132)	$163,847	$—
Securities held to maturity:
U.S. Treasury securities	$9,632	$—	$(125)	$9,507	$—
U.S. agency and mortgage-backed securities	86,554	—	(9,282)	77,272	—
Obligations of states and political subdivisions	10,649	8	(1,112)	9,545	—
Corporate debt securities	3,000	—	(450)	2,550	(94)
Total securities held to maturity	$109,835	$8	$(10,969)	$98,874	$(94)
Total securities	$295,752	$70	$(33,101)	$262,721	$(94)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,840	$(646)	$11,840	$(646)
U.S. agency and mortgage-backed securities	16,497	(76)	66,642	(10,878)	83,139	(10,954)
Obligations of states and political subdivisions	3,361	(40)	48,990	(8,457)	52,351	(8,497)
Total securities available for sale	$19,858	$(116)	$127,472	$(19,981)	$147,330	$(20,097)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,688	$(795)	$11,688	$(795)
U.S. agency and mortgage-backed securities	23,445	(237)	67,800	(12,261)	91,245	(12,498)
Obligations of states and political subdivisions	4,839	(135)	47,776	(8,704)	52,615	(8,839)
Total securities available for sale	$28,284	$(372)	$127,264	$(21,760)	$155,548	$(22,132)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $829 thousand and $487 thousand, respectively, at March 31, 2025.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At March 31, 2025, there were three out of three available for sale U.S. Treasury securities, 97 out of 117 U.S. agency and mortgage-backed available for sale securities, and 94 out of 104 obligations of states and political subdivisions available for sale in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade. The weighted-average re-pricing term of the portfolio was 5.6 years at March 31, 2025. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2024. The weighted-average re-pricing term of the portfolio was 5.7 years at December 31, 2024. The unrealized losses at March 31, 2025 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to current interest rates above those that existed when these securities were purchased. Additionally, spreads on securities change from period to period, also impacting pricing. At March 31, 2025 the Company did not have credit concerns on any of the securities represented by these issuers.

The amortized cost and fair value of securities at March 31, 2025 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,335	$1,331	$206	$205
Due after one year through five years	33,931	32,194	28,080	26,930
Due after five years through ten years	39,598	36,639	12,829	11,979
Due after ten years	106,143	90,812	67,264	59,831
	$181,007	$160,976	$108,379	$98,945

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

The composition of restricted securities at March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Federal Home Loan Bank stock	$1,421	$1,467
Federal Reserve Bank stock	2,752	2,010
Community Bankers’ Bank stock	263	264
	$4,436	$3,741

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $2.4 million at March 31, 2025 and December 31, 2024

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2025 and December 31, 2024, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
March 31, 2025
Aaa	$9,696	$23,233	$2,481	$—	$35,410
Aa1 / Aa2 / Aa3	—	—	8,164	—	8,164
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	61,805	—	—	61,805
Total	$9,696	$85,038	$10,645	$3,000	$108,379
December 31, 2024
Aaa	$9,632	$23,173	$2,487	$—	$35,292
Aa1 / Aa2 / Aa3	—	—	8,162	—	8,162
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	63,381	—	—	63,381
Total	$9,632	$86,554	$10,649	$3,000	$109,835

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the three months ended March 31, 2025 and for the year ended December 31, 2024.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$94	$94
Provision for credit losses	—	—	—	(7)	(7)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, March 31, 2025	$—	$—	$—	$87	$87

Notes to Consolidated Financial Statements (Unaudited)

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$106	$106
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2024	$—	$—	$—	$94	$94

At March 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  March 31, 2025.

Note 3. Loans

Loans at March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate loans:
Construction and land development	$81,596	$84,480
Secured by 1-4 family residential	549,502	547,167
Other real estate loans	665,682	672,162
Commercial and industrial loans	132,396	141,333
Consumer and other loans	20,774	21,453
Total loans	$1,449,950	$1,466,595
Allowance for credit losses	(14,735)	(16,400)
Loans, net	$1,435,215	$1,450,195

Net deferred loan fees included in the above loan categories were $1.3 million at March 31, 2025 and December 31, 2024. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $14.5 million at March 31, 2025 and $14.3 million at December 31, 2024. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $5.4 million as of March 31, 2025 and $5.8 million as of December 31, 2024.  Consumer and other loans included $486 thousand and $450 thousand of demand deposit overdrafts at March 31, 2025 and December 31, 2024, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  March 31, 2025 was $14.5 million.  The outstanding principal balance and the carrying amount at  March 31, 2025 and December 31, 2024 of loans acquired in business combinations were as follows:

	March 31, 2025	December 31, 2024
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$573,562	$603,046

Carrying amount
Real estate loans:
Construction and land development	$12,586	$15,810
Secured by 1-4 family residential	225,815	234,004
Other real estate loans	280,103	291,805
Commercial and industrial loans	34,811	40,885
Consumer and other loans	5,778	6,268
Total acquired loans	$559,093	$588,772

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$583	$266	$44	$893	$80,703	$81,596	$75	$—
Secured by 1-4 family residential	2,431	412	763	3,606	545,896	549,502	2,126	—
Other real estate loans	950	—	—	950	664,732	665,682	—	—
Commercial and industrial	914	114	1,165	2,193	130,203	132,396	2,662	—
Consumer and other loans	25	11	—	36	20,738	20,774	1	—
Total	$4,903	$803	$1,972	$7,678	$1,442,272	$1,449,950	$4,864	$—

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$56	$26	$23	$105	$84,375	$84,480	$50	$23
Secured by 1-4 family residential	2,192	210	54	2,456	544,711	547,167	2,148	54
Other real estate loans	12	41	—	53	672,109	672,162	—	—
Commercial and industrial	145	373	288	806	140,527	141,333	4,773	288
Consumer and other loans	31	—	—	31	21,422	21,453	—	—
Total	$2,436	$650	$365	$3,451	$1,463,144	$1,466,595	$6,971	$365

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025 and December 31, 2024 (in thousands).

	March 31, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$256	$1,093	$2,809	$2,138	$4,666	$7,832	$62,727	$81,521
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	26	—	—	—	49	—	75
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$256	$1,119	$2,809	$2,138	$4,666	$7,881	$62,727	$81,596

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$7,150	$30,825	$68,652	$110,030	$98,561	$157,308	$73,949	$546,475
Special Mention	—	120	—	—	—	304	—	424
Substandard	—	—	31	246	362	1,964	—	2,603
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$7,150	$30,945	$68,683	$110,276	$98,923	$159,576	$73,949	$549,502

Current period gross write-offs	$—	$—	$—	$—	$—	$3	$—	$3

Other real estate loans
Pass	$12,581	$61,941	$82,556	$135,595	$117,099	$224,733	$26,520	$661,025
Special Mention	—	316	—	—	—	3,993	—	4,309
Substandard	—	—	—	—	—	348	—	348
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$12,581	$62,257	$82,556	$135,595	$117,099	$229,074	$26,520	$665,682

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$712	$20,908	$21,114	$18,881	$20,126	$12,912	$31,626	$126,279
Special Mention	—	423	—	1,179	—	518	—	2,120
Substandard	—	—	804	2,450	305	438	—	3,997
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$712	$21,331	$21,918	$22,510	$20,431	$13,868	$31,626	$132,396

Current period gross write-offs	$—	$618	$170	$1,314	$239	$2	$—	$2,343

Consumer and other loans
Pass	$1,763	$3,281	$1,295	$1,200	$180	$3,727	$8,957	$20,403
Special Mention	—	—	370	—	—	—	—	370
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$1,763	$3,281	$1,665	$1,200	$180	$3,728	$8,957	$20,774

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$122	$122

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$4,419	$5,401	$2,421	$5,811	$4,424	$5,419	$56,509	$84,404
Special Mention	26	—	—	—	—	—	—	26
Substandard	—	—	—	18	—	32	—	50
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$4,445	$5,401	$2,421	$5,829	$4,424	$5,451	$56,509	$84,480

Current period gross write-offs	$—	$—	$—	$—	$—	$4	$—	$4

Secured by 1-4 family residential
Pass	$32,609	$69,884	$113,535	$99,470	$49,250	$115,032	$64,740	$544,520
Special Mention	120	—	—	—	—	83	—	203
Substandard	—	32	252	317		1,843	—	2,444
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$32,729	$69,916	$113,787	$99,787	$49,250	$116,958	$64,740	$547,167

Current period gross write-offs	$20	$—	$—	$—	$—	$18	$—	$38

Other real estate loans
Pass	$64,958	$83,725	$142,077	$120,012	$48,238	$192,869	$15,531	$667,410
Special Mention	318	—	—	—	—	4,072	—	4,390
Substandard	—	—	—	—	—	362	—	362
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$65,276	$83,725	$142,077	$120,012	$48,238	$197,303	$15,531	$672,162

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$24,270	$24,835	$21,819	$23,086	$3,583	$12,815	$22,627	$133,035
Special Mention	430	—	1,211	—	—	513	—	2,154
Substandard	615	737	3,699	647		446	—	6,144
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$25,315	$25,572	$26,729	$23,733	$3,583	$13,774	$22,627	$141,333

Current period gross write-offs	$110	$1,275	$772	$1,519	$20	$3	$—	$3,699

Consumer and other loans
Pass	$5,129	$1,697	$1,437	$130	$1,306	$2,566	$8,917	$21,182
Special Mention	—	270	—	—	—	—	—	270
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$5,129	$1,967	$1,437	$130	$1,306	$2,567	$8,917	$21,453

Current period gross write-offs	$249	$29	$9	$3	$1	$2	$—	$293

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  March 31, 2025, December 31, 2024 and March 31, 2024, the activity in the Allowance for Credit Losses on Loans (ACLL) (previously Allowance for Loan Losses) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	March 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(3)	—	(2,343)	(122)	(2,490)
Recoveries	—	3	1	33	53	90
Provision for (recovery of) credit losses on loans	(7)	972	(1,755)	1,388	137	735
Ending Balance, March 31, 2025	$556	$5,238	$5,708	$3,005	$228	$14,735
Ending Balance:
Individually evaluated	—	—	—	1,609	—	1,609
Collectively evaluated	556	5,238	5,708	1,396	228	13,126
Loans:
Ending Balance	$81,596	$549,502	$665,682	$132,396	$20,774	$1,449,950
Individually evaluated	75	2,071	—	2,662	—	4,808
Collectively evaluated	81,521	547,431	665,682	129,734	20,774	1,445,142

	December 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	11	173	201	1	—	386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision on Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses on loans	148	(360)	1,190	3,665	(682)	3,961
Ending Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Ending Balance:
Individually evaluated for impairment	—	—	—	3,079	—	3,079
Collectively evaluated for impairment	585	4,266	7,462	848	160	13,321
Loans:
Ending Balance	$84,480	$547,167	$672,162	$141,333	$21,453	$1,466,595
Individually evaluated for impairment	50	2,148	—	4,773	—	6,971
Collectively evaluated for impairment	84,430	545,019	672,162	136,560	21,453	1,459,624

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Charge-offs	(4)	(10)	—	(317)	(83)	(414)
Recoveries	—	4	1	6	41	52
Provision for (recovery of) credit losses on loans	47	(396)	225	1,098	17	991
Ending Balance, March 31, 2024	$355	$2,757	$4,924	$4,493	$74	$12,603
Ending Balance:
Individually evaluated for impairment	—	—	—	3,569	—	3,569
Collectively evaluated for impairment	355	2,757	4,924	924	74	9,034
Loans:
Ending Balance	$53,364	$347,014	$445,085	$113,562	$13,949	$972,974
Individually evaluated for impairment	37	772	—	7,202	—	8,011
Collectively evaluated for impairment	53,327	346,242	445,085	106,360	13,949	964,963

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	March 31, 2025			December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$75	$—	$75	$50	$—	$50
Secured by 1-4 family residential	2,126	—	2,126	2,148	—	2,148
Commercial and industrial	—	2,662	2,662	237	4,536	4,773
Consumer and other loans	1	—	1	—	—	—
Total	$2,202	$2,662	$4,864	$2,435	$4,536	$6,971

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$18	$—	$18	$—	$—	$—
Secured by 1-4 family residential	1,058	—	1,058	703	—	703
Total	$1,076	$—	$1,076	$703	$—	$703

At March 31, 2025 and December 31, 2024 there were no allowance for credit losses on collateral-dependent loans.

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For combination real estate loans, multiple types of modifications may be made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, and interest rate reduction.

During the three months ended March 31, 2025 and 2024, there were no loans modified due to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the three months ended March 31, 2025 and 2024, there were no payment defaults of modified loans that were modified during the previous twelve months. At  March 31, 2025 and  December 31, 2024 there was no allowance for credit losses on modified loans.

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

For the three months ended March 31, 2025 the Company recorded a $104 thousand provision for credit losses on unfunded commitments. There was no provision for credit losses on unfunded commitments during the first quarter of 2024. The allowance for credit losses on off-balance sheet exposures was $590 and $413 thousand at  March 31, 2025 and 2024, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
(Numerator):
Net income	$1,598	$3,209
(Denominator):
Weighted average shares outstanding – basic	8,979,527	6,269,790
Potentially dilutive common shares – restricted stock units	26,396	12,744
Weighted average shares outstanding – diluted	9,005,923	6,282,534
Income per common share
Basic	$0.18	$0.51
Diluted	$0.18	$0.51

There were no antidilutive shares of common stock for the three months ended March 31, 2025 and 2024.

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

Derivative asset/liability - cash flow hedges

Cash flow hedges are recorded at fair value on a recurring basis. The fair value of the Company's cash flow hedges is determined by a third-party vendor using the discounted cash flow method (Level 2).

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands).

		Fair Value Measurements at March 31, 2025
Description	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,840	$—	$11,840	$—
U.S. agency and mortgage-backed securities	95,071	—	95,071	—
Obligations of states and political subdivisions	54,065	—	54,065	—
Total securities available for sale	$160,976	$—	$160,976	$—
Derivatives - cash flow hedges	2,474	—	2,474	—
Total assets	$163,450	$—	$163,450	$—

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,688	$—	$11,688	$—
U.S. agency and mortgage-backed securities	98,039	—	98,039	—
Obligations of states and political subdivisions	54,120	—	54,120	—
Total securities available for sale	$163,847	$—	$163,847	$—
Derivatives - cash flow hedges	2,690	—	2,690	—
Total assets	$166,537	$—	$166,537	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was a no allowance for credit losses on collateral dependent loans at March 31, 2025 and  December 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)

There were no assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2025. The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the period ended  December 31, 2024 (dollars in thousands):

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$53	$—	$—	$53

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$53	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at March 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$206,032	$206,032	$—	$—	$206,032
Securities available for sale	160,976	—	160,976	—	160,976
Securities held to maturity	108,292	—	98,858	—	98,858
Restricted securities	4,436	—	4,436	—	4,436
Loans, net	1,435,215	—	—	1,397,906	1,397,906
Bank owned life insurance	38,136	—	38,136	—	38,136
Accrued interest receivable	6,126	—	6,126	—	6,126
Derivatives - cash flow hedges	2,474	—	2,474	—	2,474
Financial Liabilities
Deposits	$1,824,976	$—	$1,462,583	$359,392	$1,821,975
Subordinated debt	21,461	—	—	19,924	19,924
Junior subordinated debt	9,279	—	—	8,511	8,511
Accrued interest payable	1,702	—	1,702	—	1702

		Fair Value Measurements at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$162,874	$162,874	$—	$—	$162,874
Securities available for sale	163,847	—	163,847	—	163,847
Securities held to maturity	109,741	—	109,741	—	109,741
Restricted securities	3,741	—	3,741	—	3,741
Loans, net	1,450,195	—	—	1,408,574	1,408,574
Bank owned life insurance	37,873	—	37,873	—	37,873
Accrued interest receivable	6,020	—	6,020	—	6,020
Derivatives - cash flow hedges	2,690	—	2,690	—	2,690
Financial Liabilities
Deposits	$1,803,778	$—	$1,445,033	$356,824	$1,801,857
Subordinated debt	21,176	—	—	23,596	23,596
Junior subordinated debt	9,279	—	—	12,310	12,310
Accrued interest payable	964	—	964	—	964

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

There was no compensation expense related to stock awards for the three months ended March 31, 2025 and 2024.

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

During the first quarter of 2025, 18,455 restricted stock units were granted to employees, with 3,851 units vesting on February 15, 2025, and 14,604 units subject to a three year vesting schedule. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2025
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	85,512	$21.57
Granted	18,455	25.61
Vested	(15,061)	19.49
Forfeited	—	—
Unvested, end of period	88,906	$22.76

The total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards, based on restricted stock unit awards outstanding at that time, was $1.1 million at March 31, 2025 and $464 thousand at  March 31, 2024. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the three months ended  March 31, 2025 and 2024 totaled $265 thousand and $142 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, ($332))	(1,246)	—	(1,246)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $77)	290	—	290
Change in fair value of cash flow hedge (net of tax, $38)	—	145	145
Change during period	(956)	145	(811)
Balance at March 31, 2024	$(21,627)	$2,110	$(19,517)

Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding gains (net of tax, $428)	1,612	—	1,612
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $50)	188	—	188
Change in fair value of cash flow hedge (net of tax, ($45))	—	(171)	(171)
Change during period	1,800	(171)	1,629
Balance at March 31, 2025	$(19,017)	$1,954	$(17,063)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Noninterest Income
Service charges on deposit accounts	$1,013	$654
ATM and check card fees	996	770
Wealth management fees	898	883
Brokered mortgage fees	110	38
Fees for other customer services	258	195
Noninterest income (in-scope of Topic 606)	$3,275	$2,540
Noninterest income (out-of-scope of Topic 606)	336	1,507
Total noninterest income	$3,611	$4,047

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. One swap agreement was related to the Company’s junior subordinated debt with a redemption date of June 17, 2034, which became effective on March 17, 2020. The notional amount of the interest rate swap was $5.0 million and terminates on June 17, 2034.  Under the terms of the agreement, the Company pays interest quarterly at a fixed annual rate of 0.79% and receives interest quarterly at a variable rate of the three-month term secured overnight finance rate (SOFR). The variable rate resets on each interest payment date. The other swap agreement was related to the Company’s junior subordinated debt with a redemption date of October 1, 2036, which became effective on April 1, 2020. The notional amount of the interest rate swap was $4.0 million and terminates on October 1, 2036. Under the terms of the agreement, the Company pays interest quarterly at a fixed annual rate of 0.82% and receives interest quarterly at a variable rate of the three-month term SOFR. The variable rate resets on each interest payment date.

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments are reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of March 31, 2025, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,474	$—	$—

	December 31, 2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,690	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Acquisition

On October 1, 2024, the Company completed its previously announced acquisition of Touchstone, the holding company for Touchstone Bank headquartered in Prince George, Virginia. Under the terms of the merger agreement, at the effective time of the Merger, each outstanding share of Touchstone common stock was converted into 0.55 shares of the Company’s common stock, resulting in 2.7 million additional shares issued, or aggregate consideration of $46.8 million, based on the closing price per share of the Company’s common stock as quoted on the NASDAQ Capital Market on September 30, 2024, which was the last trading day prior to the consummation of the merger. With the acquisition of Touchstone, the Company acquired 12 branches, deepening its presence in central Virginia and expanding its franchise into contiguous markets in southern Virginia and northern North Carolina. As a result of the Touchstone merger, the Company recognized a preliminary bargain purchase gain of $2.9 million.

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred merger costs totaling $1.9 million and $7.2 million for the three months ending March 31, 2025, and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Segment Reporting

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

Segment information for the three months ended March 31, 2025, and March 31, 2024, is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $451 million at the end of the first quarter.

	As of the Three Months Ended March 31, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$23,959	$63	$24,022
Interest Expense	6,571	—	6,571
Net interest income	$17,388	$63	$17,451
Provision for credit losses	832	—	832
Net interest income after provision for credit losses	$16,556	$63	$16,619
Noninterest Income:
Service charges on deposit accounts	$1,013	$—	$1,013
ATM and check card fees	996	—	996
Wealth management fees	—	898	898
Other operating income	704	—	704
Total noninterest income	$2,713	$898	$3,611
Noninterest Expense
Salaries and employee benefits	$8,460	$229	$8,689
Occupancy	1,062	7	1,069
Equipment	1,023	1	1,024
Legal and professional fees	522	—	522
Data processing expense	726	36	762
Investment management	—	330	330
Other operating expense	5,929	10	5,939
Total noninterest expense	$17,722	$613	$18,335
Income before income taxes	$1,547	$348	$1,895
Income tax expense	242	55	297
Net income	$1,305	$293	$1,598

Notes to Consolidated Financial Statements (Unaudited)

	As of the Three Months Ended March 31, 2024
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$16,262	$72	$16,334
Interest Expense	5,484	—	5,484
Net interest income	$10,778	$72	$10,850
Provision for credit losses	1,000	—	1,000
Net interest income after provision for credit losses	$9,778	$72	$9,850
Noninterest Income:
Service charges on deposit accounts	$654	$—	$654
ATM and check card fees	770	—	770
Wealth management fees	—	883	883
Other operating income	1,740	—	1,740
Total noninterest income	$3,164	$883	$4,047
Noninterest Expense
Salaries and employee benefits	$5,668	$203	$5,871
Occupancy	528	7	535
Equipment	591	—	591
Legal and professional fees	452	—	452
Data processing expense	209	37	246
Investment management	—	328	328
Other operating expense	1,856	8	1,864
Total noninterest expense	$9,304	$583	$9,887
Income before income taxes	$3,638	$372	$4,010
Income tax expense	727	74	801
Net income	$2,911	$298	$3,209

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company's acquisition (the Merger) of Touchstone Bankshares, Inc. (Touchstone), including the expected levels of merger related expenses to be incurred by the Company, the expected benefits of the Merger, and the potential impact of the Merger on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability of the Company and the Bank to realize the anticipated benefits of the Merger;
•	expected revenue synergies and cost savings from the Merger that may not be fully realized or realized within the expected time frame;
•	revenues following the Merger that may be lower than expected;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels, inflation and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
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

•	U.S. and global trade policies and tensions, including change in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
•	the economic impact of duties, tariffs, or other barriers or restrictions on trade, any retaliatory counter measures, or the volatility and uncertainty arising therefrom;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2024.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2025 and statements of income of the Company for the three months ended March 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2024. The statements of income for the three months ended March 31, 2025 may not be indicative of the results to be achieved for the year.

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

In March of 2025 two previously held subsidiaries of the Company, Bank of Fincastle Services, Inc. and ESF, LLC, were closed with no material impact to the financials related to the closures.

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, south-central regions of Virginia, the Richmond MSA, and northern North Carolina. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, government, hospitality, and higher education.  The Bank’s products and services are delivered through 33 bank branch offices, three loan production offices, and two customer service centers in retirement communities. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2024. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 47% of noninterest expenses for the three months ended March 31, 2025, followed by other operating expense, which comprised 12% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Acquisition of Touchstone Bankshares, Inc.

On October 1, 2024, the Company completed the acquisition of Touchstone. Immediately following the Merger with and into the Company, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth.  The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred merger costs totaling $1.9 million and $7.2 million for the three months ending March 31, 2025, and December 31, 2024, respectively.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending March 31, 2025 and March 31, 2024

Net income decreased $1.6 million to $1.6 million, or $0.18 per diluted share, for the three months ended March 31, 2025, compared to $3.2 million, or $0.51 per diluted share, for the same period in 2024. Return on average assets was 0.31% and return on average equity was 3.67% for the first quarter of 2025, compared to 0.90% and 11.07%, respectively, for the same period in 2024.

The $1.6 million decrease in net income resulted from a $8.4 million increase in noninterest expenses, offset by a $6.8 million increase in net interest income after provision. Noninterest expense increased due to merger expenses of $1.9 million and additional operating expenses resulting from operating and staffing additional branches and duplicative expenses for data processing that were incurred until the system integration in February.

Net interest income increased by $6.6 million as total interest income increased by $7.7 million and was partially offset by a $1.1 million increase in total interest expense. Primarily as a result of the Touchstone merger, net interest income was positively impacted by a $527.3 million, or 38.7%, increase in average earning assets which was offset by a $380.5 million, or 47.6%, increase in interest bearing liabilities. Net interest income was also positively impacted by a 53-basis point increase in the net interest margin to 3.77%.

Provision for credit losses decreased by $168 thousand. For the first quarter of 2025, provision for credit losses totaled $832 thousand and was comprised of a $735 thousand provision for credit losses on loans, a $104 thousand provision for credit losses on unfunded commitments, and a $7 thousand recovery of credit losses on securities held-to-maturity. For the same period of 2024, the provision for credit losses totaled $1.0 million.

Noninterest income decreased by $436 thousand in the first quarter of 2025 primarily from a decrease in other operating income related to a loan recovery recognized in 2024, offset by some increases in services charges and ATM and check card fees.

Noninterest expenses increased by $8.4 million and were primarily attributable to a $2.8 million increase in salaries and employee benefits, a $1.9 million increase in merger expense, a $876 thousand in other operating expense, a $534 thousand increase in occupancy expense, a $516 thousand increase in data processing expense, a $438 thousand increase in amortization expense, and a $433 thousand increase in equipment expense. The increase is primarily driven by the Touchstone merger resulting in increased operating expenses due to operating additional branches, duplicative expenses incurred prior to system integration, and amortization expense due to time deposit accretion on time deposits acquired from Touchstone.

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

	Efficiency Ratio
	Three Months Ended
	March 31, 2025	March 31, 2024
Noninterest expense	$18,335	$9,887
Add: other real estate owned income (expense), net	8	—
Subtract: amortization of intangibles	(442)	(4)
Subtract: loss on disposal of premises and equipment, net	1	(50)
Subtract: merger related expenses	(1,940)	—
	$15,962	$9,833
Tax-equivalent net interest income	$17,547	$10,931
Noninterest income	3,611	4,047
	$21,158	$14,978
Efficiency ratio	75.44%	65.65%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2025 and 2024 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2025	March 31, 2024
GAAP measures:
Interest income – loans	$20,639	$13,484
Interest income – investments and other	3,383	2,850
Interest expense – deposits	(6,038)	(4,771)
Interest expense – subordinated debt	(467)	(69)
Interest expense – junior subordinated debt	(66)	(68)
Interest expense – other borrowings	—	(576)
Total net interest income	$17,451	$10,850
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$16	$—
Tax benefit realized on non-taxable interest income – municipal securities	80	81
Total tax benefit realized on non-taxable interest income	$96	$81
Total tax-equivalent net interest income	$17,547	$10,931

	Net Interest Margin
	Three Months Ended
	March 31, 2025	March 31, 2024
Tax-equivalent net interest income	$17,547	$10,931
Average earnings assets	$1,888,427	$1,361,172
Net Interest Margin	3.77%	3.24%

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  The Company provides additional information on its critical accounting policies and estimates under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2024 Form 10-K and in Note 1 “Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report.

Lending Policies

There have been no material changes in the Company’s lending policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 .

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for credit losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consist of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, and general and administrative expenses.

Net Income

Three Month Period Ended March 31, 2025

Net income decreased $1.6 million to $1.6 million, or $0.18 per diluted share, for the three months ended March 31, 2025, compared to $3.2 million, $0.51 per diluted share, for the same period in 2024. Return on average assets was 0.32% and return on average equity was 3.85% for the first quarter of 2025, compared to 0.90% and 11.07%, respectively, for the same period in 2024.

The $1.6 million decrease in net income resulted primarily from a $8.4 million increase in noninterest expenses. This increase was partially offset by a $6.6 million increase in net interest income, a $436 thousand decrease in noninterest income, and a $504 thousand decrease in income tax expense.  Merger-related costs totaling $1.9 million were included in noninterest expense.

Net Interest Income

Three Month Period Ended March 31, 2025

Net interest income increased $6.6 million, or 61%, to $17.5 million for the first quarter of 2025 compared to the same period in the prior year. Total interest income increased by $7.7 million, which was partially offset by interest expense, which increased by $1.1 million.  Net interest income was positively impacted by a 53-basis point increase in the net interest margin and a $527.3 million, or 38.7%, increase in average earning assets which was offset by a $380.5 million, or 47.6%, million increase in interest bearing liabilities.

The increase in total interest income was attributable to a $7.2 million, or 53%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 15-basis point increase in yield and a 50% increase in average balances compared to the same period in the prior year due to the merger with Touchstone.

The increase in total interest expense was attributable to a $1.3 million increase in interest expense on deposits and a $398 thousand increase on interest on subordinated debt, offset by a $576 thousand decrease in interest expense on other borrowings. Although net interest margin was positively impacted by a 30-basis point decrease in the cost of interest-bearing deposits, the higher interest expense resulted from a 48% increase in average interest-bearing deposit balances. The decrease in the cost of deposits was impacted by a decrease in rates paid on deposits. The increase in deposits and subordinated debt was due to assumed liabilities from the Touchstone merger. The lower interest expense on other borrowings resulted from the payoff of $50.0 million of borrowings at the end of 2024.

The net interest margin was 3.77% for the first quarter of 2025 compared to 3.24% for the same period in the prior year as the increase in the yield on earning assets exceeded the increase in the cost of funds. When compared to the first quarter of 2025, the net interest margin increased by 53-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the cost of funds decreased when compared to prior quarterly periods consistent with the federal funds rate cuts in late 2024.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$219,815	$1,314	2.42%	$233,003	$1,224	2.11%
Tax-exempt (1)	51,935	380	2.97%	54,336	386	2.86%
Restricted	4,171	60	5.78%	2,084	33	6.29%
Total securities	$275,921	$1,754	2.58%	$289,423	$1,643	2.31%
Loans: (2)
Taxable	$1,454,653	$20,575	5.74%	$970,615	$13,484	5.59%
Tax-exempt (1)	4,798	79	6.62%	—	—	0.00%
Total loans	$1,459,451	$20,654	5.74%	$970,615	$13,484	5.59%
Federal funds sold	3,527	39	4.53%	8	—	0.00%
Interest-bearing deposits with other institutions	149,529	1,671	4.55%	101,126	1,288	5.12%
Total earning assets	$1,888,428	$24,118	5.18%	$1,361,172	$16,415	4.86%
Less: allowance for credit losses on loans	(16,620)			(11,981)
Total non-earning assets	145,150			82,421
Total assets	$2,016,958			$1,431,612
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$369,023	$1,232	1.35%	$255,579	$702	1.11%
Regular savings	212,594	175	0.33%	147,938	662	1.80%
Money market accounts	339,306	1,962	2.34%	269,407	1,843	2.75%
Time deposits	363,301	2,669	2.98%	197,065	1,564	3.19%
Total interest-bearing deposits	$1,284,224	$6,038	1.91%	$869,989	$4,771	2.21%
Federal funds purchased	1	—	0.00%	—	—	0.00%
Subordinated debt	21,247	467	8.91%	4,998	69	5.57%
Junior subordinated debt	9,279	66	2.88%	9,279	68	2.92%
Other borrowings	—	—	0.00%	50,000	576	4.63%
Total interest-bearing liabilities	$1,314,751	$6,571	2.03%	$934,266	$5,484	2.36%
Non-interest bearing liabilities
Demand deposits	524,908			375,445
Other liabilities	9,054			5,273
Total liabilities	$1,848,713			$1,314,984
Shareholders’ equity	168,245			116,628
Total liabilities and Shareholders’ equity	$2,016,958			$1,431,612
Net interest income		$17,547			$10,931
Interest rate spread			3.15%			2.50%
Cost of funds			1.45%			1.68%
Interest expense as a percent of average earning assets			1.41%			1.62%
Net interest margin			3.77%			3.24%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $96 and $102 thousand for the three months ended March 31, 2025 and 2024, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Credit Losses

Three-Month Period Ended March 31, 2025

The provision for credit losses totaled $832 thousand for the three-month period ended March 31, 2025, compared to $1.0 million for the same period of the prior year. The provision was comprised of a $735 thousand provision for credit losses on loans, which was partially offset by a $7 thousand recovery of credit losses on held-to-maturity securities and a $104 thousand provision of credit losses on unfunded commitments. The calculated specific reserve decreased after previously individually analyzed loans were charged off during the quarter. As compared to the same period prior year, the decrease in provision for credit losses primarily reflects the impact of higher net charge-offs in the first quarter of 2025, lower pool loan balances coupled with a minor increase in the pooled loans reserve ratio, and changes in qualitative factor adjustments that decreased the reserve on the commercial and industrial loan pool.

Noninterest Income

Three-Month Period Ended March 31, 2025

Noninterest income decreased $436 thousand, or 11%, to $3.6 million for the first quarter of 2025, compared to the same period of 2024. The decrease resulted primarily from a decrease in other operating income of $1.3 million from a recovery recognized in 2024 on a loan that was acquired through a business combination in 2021. The decrease in other operating income was offset by an increase in service charges of $359 thousand and ATM and check card fees of $226 thousand.

Noninterest Expense

Three-Month Period Ended March 31, 2025

Noninterest expenses increased $8.4 million, or 85%, to $18.3 million for the three-month period ended March 31, 2025, compared to the same period one year ago. The increase was primarily attributable to $1.9 million in merger expenses, $2.8 million, or 48%, increase in salaries and employee benefits, a $876 thousand, or 119%, increase in other operating expense, $534 thousand, or 100%, increase in occupancy expense, a $516 thousand, or 210%, increase in data processing expense, and a $438 thousand increase in amortization expense. The increase in salaries and benefits reflects additional expenses due to an increase in the number of employees, increase in incentives, stock compensation expense, and salary and benefit increases from the prior quarter. Other operating expenses, occupancy expense, and data processing expense primarily increased due to duplicative expenses incurred prior to system integration. Amortization expense increased due to time deposit accretion on time deposits acquired from Touchstone.

Income Taxes

Three-Month Period Ended March 31, 2025

Income tax expense decreased $504 thousand to $297 thousand for the first quarter of 2025, compared to the same period one year ago. The effective tax rate for the first quarter of 2025 was 15.7% compared to 20.0% for the same period in 2024. The decreased effective tax rate for 2025 was the result of higher nontaxable income in 2025 compared to 2024. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2025, and 2024. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Condition

General

Assets totaled $2.033 billion at March 31, 2025, which was an increase of $23.0 million or 4.6% (annualized) from December 31, 2024. The asset composition changed during the first three months of the year as interest-bearing deposits in banks increased by $40.6 million and loans, net of the allowance for credit losses, decreased by $15.0 million, while total securities decreased by $3.6 million.

Total liabilities increased by $20.9 million during the three-month period ended March 31, 2025, primarily from a $21.2 million or 4.7% (annualized) increase in total deposits from December 31, 2024. Composition of deposits as of March 31, 2025 did not change significantly as noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits increased $20.2 million, decreased $1.5 million, and increased $2.5 million, respectively from December 31, 2024.

Total shareholders’ equity increased by $2.1 million during the first three months of 2025, primarily from a $1.6 million reduction in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to unrealized holding gains in the available-for-sale securities portfolio.  The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $1.435 billion at March 31, 2025, which was a $15.0 million or 4.1% (annualized) decrease from December 31, 2024, and a $475.5 million, or 49.5%, increase over March 31, 2024 The change in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 38%, 46%, and 9% of the loan portfolio, respectively, at March 31, 2025.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unaccreted discounts, net of unamortized premiums totaling $14.5 million and $14.3 million, as of March 31, 2025 and December 31, 2024, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $17.8 million as of March 31, 2025, which included unamortized premiums totaling $5.4 million, compared to loans totaling $19.0 million as of December 31, 2024, which included unamortized premiums totaling $5.8 million.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for credit losses and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest income includes amortization of premiums and accretion of discounts on purchased loans, recognized over the life of the loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. There were no loans greater than 90 days past due and still accruing at March 31, 2025 compared to $175 thousand for the same period in 2024. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $4.9 million and $7.1 million at March 31, 2025 and December 31, 2024, representing approximately 0.24% and 0.35% of total assets, respectively.  Nonaccrual loans totaled $4.9 million and $7.1 million at March 31, 2025 and December 31, 2024, respectively. There was no OREO at March 31, 2025 and December 31, 2024. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in bank operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of March 31, 2025. Loans past due 90 days or more and accruing interest totaled $0 and $175 thousand at March 31, 2025 and December 31, 2024, respectively.

On March 31, 2025 commercial and industrial loans and residential real estate loans comprised 55% and 44% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $9.4 million and $9.1 million at March 31, 2025 and December 31, 2024, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The finance company no longer offers this credit support. On March 31, 2025, loans purchased from the finance company totaled $17.8 million, which was comprised of $12.4 million of loan balances and unamortized premiums totaling $5.4 million. As of March 31, 2025, $2.2 million of these loans were non-accrual including premiums totaling $773 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $1.6 million and were included in the Company’s allowance for credit losses on loans. The remaining $15.6 million of loans with premiums totaling $4.6 million were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On March 31, 2025, there was a total of 149 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 5.9 years.

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

On March 31, 2025 securities totaled $273.7 million, a decrease of $3.6 million, or 5% annualized, from $277.3 million at December 31, 2024. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2025, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $66 thousand and $62 thousand at March 31, 2025 and December 31, 2024, respectively. Gross unrealized losses in the available for sale portfolio totaled $20.1 million and $22.1 million at March 31, 2025 and December 31, 2024, respectively. Gross unrealized gains in the held to maturity portfolio totaled $5 thousand and $8 thousand at March 31, 2025 and December 31, 2024, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $9.4 million and $11.0 million at March 31, 2025 and December 31, 2024, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2024 to March 31, 2025 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

Deposits totaled $1.825 billion on March 31, 2025, which was a $21.2 million, or 4.7% (annualized), increase from December 31, 2024, and a $565.8 million, or 44.9%, increase from March 31, 2024. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 30%, 51%, and 20%, of total deposits, respectively on March 31, 2025, compared to 29%, 51%, and 20%, on December 31, 2024, and 31%, 54%, and 16%, on March 31, 2024. The composition of the deposit portfolio remained largely consistent with the prior period.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged, and available lines of credit totaled $800.2 million on March 31, 2025, $758.0 million on December 31, 2024, and $554.8 million on March 31, 2024.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $549.3 million on March 31, 2025, $537.0 million on December 31, 2024, and $391.9 million on March 31, 2024. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $458.7 million on March 31, 2025, $445.5 million on December 31, 2024, and $308.6 million on March 31, 2024.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of March 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2025:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	12.44%
Tier 1 capital to risk-weighted assets	6.00%	11.39%
Common equity Tier 1 capital to risk-weighted assets	4.50%	11.39%
Tier 1 capital to average assets	4.00%	8.28%
Capital conservation buffer ratio(1)		4.44%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2025 and December 31, 2024.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Commitments to extend credit, which amounted to $289.9 million at March 31, 2025, and $214.7 million at March 31, 2024, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2025 and December 31, 2024, the Bank had $15.7 million and $15.6 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At March 31, 2025, the cash flow hedges had a fair value of $2.5 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2025 , none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

10.1	Employment Agreement, dated March 7, 2025, by and between First National Corporation and Brad E. Schwartz (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2025).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 14, 2025
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ Brad E. Schwartz	May 14, 2025
Brad E. Schwartz	Date
Executive Vice President and Chief Financial Officer