Form 10-Q
period 2025-06-30
FIRST NATIONAL CORP /VA/
filed 2025-08-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2025, 8,989,138 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2025	2024*
Assets
Cash and due from banks	$34,435	$24,916
Interest-bearing deposits in banks	159,880	137,958
Cash and cash equivalents	$194,315	$162,874
Securities available for sale, at fair value	187,579	163,847
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2025, $97; 2024, $94)	106,430	109,741
Restricted securities, at cost	5,624	3,741
Loans held for sale	415	409
Loans, net of allowance for credit losses, 2025, $15,186; 2024, $16,400	1,427,836	1,450,195
Other real estate owned, net of valuation allowance, 2025, $0; 2024, $0	—	53
Premises and equipment, net	34,530	34,824
Accrued interest receivable	6,143	6,020
Bank owned life insurance	38,367	37,873
Goodwill	3,030	3,030
Core deposit intangibles, net	14,102	14,986
Other assets	23,070	22,688
Total assets	$2,041,441	$2,010,281

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$541,204	$520,153
Savings and interest-bearing demand deposits	900,658	923,726
Time deposits	361,304	359,899
Total deposits	$1,803,166	$1,803,778
Other borrowings	25,000	—
Subordinated debt, net of issuance cost	21,148	21,176
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	9,316	9,517
Total liabilities	$1,867,909	$1,843,750

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2025, 8,989,138 shares; 2024, 8,974,102 shares	11,236	11,218
Surplus	77,578	77,058
Retained earnings	100,810	96,947
Accumulated other comprehensive loss, net	(16,092)	(18,692)
Total shareholders’ equity	$173,532	$166,531
Total liabilities and shareholders’ equity	$2,041,441	$2,010,281

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$21,594	$14,004	$42,231	$27,488
Interest on deposits in banks	1,891	1,579	3,562	2,867
Interest on federal funds sold	—	—	39	—
Interest and dividends on securities:
Taxable interest	1,313	1,134	2,627	2,358
Tax-exempt interest	298	306	598	611
Dividends	69	32	129	65
Total interest and dividend income	$25,165	$17,055	$49,186	$33,389
Interest Expense
Interest on deposits	$6,080	$4,820	$12,117	$9,591
Interest on subordinated debt	468	69	935	138
Interest on junior subordinated debt	66	66	132	134
Interest on other borrowings	3	606	3	1,182
Total interest expense	$6,617	$5,561	$13,187	$11,045
Net interest income	$18,548	$11,494	$35,999	$22,344
Provision for credit losses	911	400	1,743	1,400
Net interest income after provision for credit losses	$17,637	$11,094	$34,256	$20,944
Noninterest Income
Service charges on deposit accounts	$1,020	$612	$2,033	$1,266
ATM and check card fees	1,128	809	2,124	1,579
Wealth management fees	867	879	1,765	1,762
Fees for other customer services	230	178	488	373
Brokered mortgage fees	183	32	293	70
Income from bank owned life insurance	231	149	477	300
Net gains on redemption of subordinated debt	80	—	80	—
Other operating income	150	27	240	1,383
Total noninterest income	$3,889	$2,686	$7,500	$6,733
Noninterest Expense
Salaries and employee benefits	$8,033	$5,839	$16,722	$11,710
Occupancy	944	548	2,013	1,083
Equipment	1,057	691	2,082	1,282
Marketing	286	273	506	468
Supplies	198	115	415	231
Legal and professional fees	594	1,124	1,115	1,576
ATM and check card expense	537	368	976	729
FDIC assessment	315	203	729	380
Bank franchise tax	348	261	665	523
Data processing expense	504	163	1,266	409
Internet banking expense	55	41	407	96
Core deposit intangible amortization expense	441	5	883	9
Other real estate owned, net	—	—	(7)	—
Net losses on disposal of premises and equipment	7	—	7	49
Merger expense	92	477	2,032	477
Other operating expense	1,780	551	3,715	1,524
Total noninterest expense	$15,191	$10,659	$33,526	$20,546

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Income before income taxes	$6,335	$3,121	$8,230	$7,131
Income tax expense	1,284	679	1,581	1,480
Net income	$5,051	$2,442	$6,649	$5,651
Earnings per common share
Basic	$0.56	$0.39	$0.74	$0.90
Diluted	$0.56	$0.39	$0.74	$0.90

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net income	$5,051	$2,442	$6,649	$5,651
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax of $231 and $56 for the three months and $659 and ($274) for the six months ended June 30, 2025 and 2024, respectively	868	211	2,480	(1,035)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $51 and $67 for the three months and $101 and $144 for the six months ended June 30, 2025 and 2024, respectively	191	253	379	543
Change in fair value of cash flow hedges, net of tax ($23) and $3 for the three months and ($69) and $41 for the six months ended June 30, 2025 and 2024, respectively	(88)	11	(259)	156
Total other comprehensive income (loss)	971	475	2,600	(336)
Total comprehensive income	$6,022	$2,917	$9,249	$5,315

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$6,649	$5,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,340	846
Amortization of core deposit intangibles	883	9
Amortization of debt issuance costs	1	1
Amortization of subordinated debt fair value mark	471	—
Gain on redemption of subordinated debt	(80)	—
Origination of mortgage loans held for sale	(2,495)	—
Proceeds from sale of mortgage loans held for sale	2,489	—
Provision for credit losses on loans	1,635	1,424
Provision for credit losses on securities held to maturity	3	2
Provision for (recovery of) credit losses on unfunded commitments	105	(26)
Net (gain) on sale of other real estate owned	(7)	—
Increase in cash value of bank owned life insurance	(477)	(301)
Accretion of discounts and amortization of premiums on securities, net	430	441
Accretion of premium on time deposits	(606)	(32)
Accretion of certain acquisition-related loan premiums (discounts), net	(736)	(191)
Stock-based compensation	445	202
Excess tax benefits on stock-based compensation	—	1
Loss on disposal of premises and equipment, net	7	49
Deferred income tax (benefit)	—	(53)
Changes in assets and liabilities:
(Increase) in interest receivable	(123)	(261)
(Increase) in other assets	(1,400)	(1,993)
(Decrease) increase in accrued interest payable and other liabilities	(306)	2,567
Net cash provided by operating activities	$8,228	$8,336
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$9,185	$6,318
Proceeds from maturities, calls, and principal payments of securities held to maturity	3,746	25,405
Purchases of securities available for sale	(30,166)	—
Purchases of restricted securities	(1,929)	(34)
Net redemption of restricted securities	46	—
Purchase of premises and equipment	(1,071)	(958)
Proceeds from sale of premises and equipment	18	—
Proceeds from sale of other real estate owned	60	—
Purchase of bank owned life insurance	(17)	—
Proceeds from cash value of bank owned life insurance	—	401
Net decrease (increase) in loans	21,460	(21,200)
Net cash provided by investing activities	$1,332	$9,932

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$(2,017)	$21,601
Net increase in time deposits	2,011	10,501
Net increase in other borrowings	25,000	—
Redemption of subordinated debt	(420)	—
Cash dividends paid on common stock, net of reinvestment	(2,693)	(1,799)
Repurchase of common stock, stock incentive plan	—	(98)
Net cash provided by financing activities	$21,881	$30,205
Increase in cash and cash equivalents	$31,441	$48,473
Cash and Cash Equivalents
Beginning	$162,874	$87,161
Ending	$194,315	$135,634
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,970	$10,999
Income taxes	$1,200	$1,230
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$3,139	$(1,309)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$480	$687
Change in fair value of cash flow hedges	$(328)	$197
Issuance of common stock, dividend reinvestment plan	$93	$84

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2024	$7,847	$33,021	$96,465	$(19,517)	$117,816
Net income	—	—	2,442	—	2,442
Other comprehensive income	—	—	—	475	475
Cash dividends on common stock ($0.15 per share)	—	—	(941)	—	(941)
Stock-based compensation	—	60	—	—	60
Issuance of 2,710 shares common stock, dividend reinvestment plan	3	39	—	—	42
Issuance of 500 shares common stock, stock incentive plan	1	(1)	—	—	—
Repurchase of 177 shares common stock, stock incentive plan	—	(3)	—	—	(3)
Balance, June 30, 2024	$7,851	$33,116	$97,966	$(19,042)	$119,891

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2025	$11,233	$77,354	$97,152	$(17,063)	$168,676
Net income	—	—	5,051	—	5,051
Other comprehensive income	—	—	—	971	971
Cash dividends on common stock ($0.155 per share)	—	—	(1,393)	—	(1,393)
Stock-based compensation	—	180	—	—	180
Issuance of 2,443 shares common stock, dividend reinvestment plan	3	44	—	—	47
Balance, June 30, 2025	$11,236	$77,578	$100,810	$(16,092)	$173,532

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	5,651	—	5,651
Other comprehensive loss	—	—	—	(336)	(336)
Cash dividends on common stock ($0.30 per share)	—	—	(1,883)	—	(1,883)
Stock-based compensation	—	202	—	—	202
Issuance of 5,060 shares common stock, dividend reinvestment plan	6	78	—	—	84
Redemption of subordinated debt	22	(22)	—	—	—
Repurchase of 5,019 shares common stock, stock incentive plan	(6)	(92)	—	—	(98)
Balance, June 30, 2024	$7,851	$33,116	$97,966	$(19,042)	$119,891

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	6,649	—	6,649
Other comprehensive income	—	—	—	2,600	2,600
Cash dividends on common stock ($0.31 per share)	—	—	(2,786)	—	(2,786)
Stock-based compensation	—	445	—	—	445
Issuance of 4,573 shares common stock, dividend reinvestment plan	5	88	—	—	93
Issuance of 10,464 shares common stock, stock incentive plan	13	(13)	—	—	—
Balance, June 30, 2025	$11,236	$77,578	$100,810	$(16,092)	$173,532

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2025 and December 31, 2024, the statements of income and comprehensive income for the three and  six months ended June 30, 2025 and 2024, the cash flows for the six months ended June 30, 2025 and 2024, and the changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2024 and are contained in the Company’s 2024 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Business Combination

On October 1, 2024, the Company completed the acquisition of Touchstone Bankshares, Inc. (Touchstone) with and into the Company (the Merger). Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. In connection with the transactions, the Company issued 2,673,640 shares of its common stock to Touchstone’s shareholders. Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. During the six months ended June 30, 2025, the Company incurred merger costs totaling $2.0 million.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will apply the guidance in ASU 2023-09 for annual periods beginning after December 15, 2024, and will enhance its income tax disclosures in accordance with the requirements. The adoption will be applied prospectively and is not anticipated to have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$39,319	$33	$(545)	$38,807	$—
U.S. agency and mortgage-backed securities	104,600	122	(10,062)	94,660	—
Obligations of states and political subdivisions	62,591	8	(8,487)	54,112	—
Total securities available for sale	$206,510	$163	$(19,094)	$187,579	$—
Securities held to maturity:
U.S. Treasury securities	$9,759	$—	$(64)	$9,695	$—
U.S. agency and mortgage-backed securities	83,126	—	(7,116)	76,010	—
Obligations of states and political subdivisions	10,642	2	(1,202)	9,442	—
Corporate debt securities	3,000	—	(419)	2,581	(97)
Total securities held to maturity	$106,527	$2	$(8,801)	$97,728	$(97)
Total securities	$313,037	$165	$(27,895)	$285,307	$(97)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,483	$—	$(795)	$11,688	$—
U.S. agency and mortgage-backed securities	110,480	57	(12,498)	98,039	—
Obligations of states and political subdivisions	62,954	5	(8,839)	54,120	—
Total securities available for sale	$185,917	$62	$(22,132)	$163,847	$—
Securities held to maturity:
U.S. Treasury securities	$9,632	$—	$(125)	$9,507	$—
U.S. agency and mortgage-backed securities	86,554	—	(9,282)	77,272	—
Obligations of states and political subdivisions	10,649	8	(1,112)	9,545	—
Corporate debt securities	3,000	—	(450)	2,550	(94)
Total securities held to maturity	$109,835	$8	$(10,969)	$98,874	$(94)
Total securities	$295,752	$70	$(33,101)	$262,721	$(94)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$13,823	$(10)	$11,953	$(535)	$25,776	$(545)
U.S. agency and mortgage-backed securities	2,302	(34)	65,191	(10,028)	67,493	(10,062)
Obligations of states and political subdivisions	2,371	(27)	48,635	(8,460)	51,006	(8,487)
Total securities available for sale	$18,496	$(71)	$125,779	$(19,023)	$144,275	$(19,094)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,688	$(795)	$11,688	$(795)
U.S. agency and mortgage-backed securities	23,445	(237)	67,800	(12,261)	91,245	(12,498)
Obligations of states and political subdivisions	4,839	(135)	47,776	(8,704)	52,615	(8,839)
Total securities available for sale	$28,284	$(372)	$127,264	$(21,760)	$155,548	$(22,132)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $952 thousand and $411 thousand, respectively, at June 30, 2025.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At June 30, 2025, there were 7 out of 7 available for sale U.S. Treasury securities, 92 out of 112 U.S. agency and mortgage-backed available for sale securities, and 91 out of 101 obligations of states and political subdivisions available for sale in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at June 30, 2025. The weighted-average re-pricing term of the portfolio was 4.9 years at June 30, 2025. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2024. The weighted-average re-pricing term of the portfolio was 5.7 years at December 31, 2024. The unrealized losses at June 30, 2025 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to current interest rates above those that existed when these securities were purchased. Additionally, spreads on securities change from period to period, also impacting pricing. At June 30, 2025 the Company did not have credit concerns on any of the securities represented by these issuers.

The amortized cost and fair value of securities at June 30, 2025 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,316	$15,300	$9,964	$9,900
Due after one year through five years	50,304	48,783	18,653	17,745
Due after five years through ten years	42,126	38,978	15,447	14,401
Due after ten years	98,764	84,518	62,463	55,682
	$206,510	$187,579	$106,527	$97,728

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

The composition of restricted securities at June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Federal Home Loan Bank stock	$2,609	$1,467
Federal Reserve Bank stock	2,752	2,010
Community Bankers’ Bank stock	263	264
	$5,624	$3,741

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment or other observable transaction prices. The amounts included in other assets for the limited partnership investments were $2.4 million at June 30, 2025 and December 31, 2024.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2025 and December 31, 2024, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
June 30, 2025
Aaa	$9,759	$23,294	$2,477	$—	$35,530
Aa1 / Aa2 / Aa3	—	—	8,165	—	8,165
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	59,832	—	—	59,832
Total	$9,759	$83,126	$10,642	$3,000	$106,527
December 31, 2024
Aaa	$9,632	$23,173	$2,487	$—	$35,292
Aa1 / Aa2 / Aa3	—	—	8,162	—	8,162
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	63,381	—	—	63,381
Total	$9,632	$86,554	$10,649	$3,000	$109,835

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$94	$94
Provision for credit losses	—	—	—	3	3
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, June 30, 2025	$—	$—	$—	$97	$97

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$106	$106
Provision for credit losses	—	—	1	2	3
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, June 30, 2024	$—	$—	$1	$108	$109

Notes to Consolidated Financial Statements (Unaudited)

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$106	$106
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2024	$—	$—	$—	$94	$94

At June 30, 2025 and December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  June 30, 2025 and December 31, 2024.

Note 3. Loans

Loans at June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate loans:
Construction and land development	$78,169	$84,480
Secured by 1-4 family residential	544,162	547,167
Other real estate loans	680,063	672,162
Commercial and industrial loans	120,700	141,333
Consumer and other loans	19,928	21,453
Total loans	$1,443,022	$1,466,595
Allowance for credit losses	(15,186)	(16,400)
Loans, net	$1,427,836	$1,450,195

Net deferred loan fees included in the above loan categories were $1.5 million at June 30, 2025 and $1.3 million at  December 31, 2024. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $13.5 million at June 30, 2025 and $14.3 million at December 31, 2024. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $5.2 million as of June 30, 2025 and $5.8 million as of December 31, 2024.  Consumer and other loans included $454 thousand and $450 thousand of demand deposit overdrafts at June 30, 2025 and December 31, 2024, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  June 30, 2025 was $13.5 million.  The outstanding principal balance and the carrying amount at  June 30, 2025 and December 31, 2024 of loans acquired in business combinations were as follows:

	June 30, 2025	December 31, 2024
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$526,786	$603,046

Carrying amount
Real estate loans:
Construction and land development	$11,489	$15,810
Secured by 1-4 family residential	220,931	234,004
Other real estate loans	246,099	291,805
Commercial and industrial loans	30,976	40,885
Consumer and other loans	3,752	6,268
Total acquired loans	$513,247	$588,772

The following table presents additional information related to the acquired Touchstone loan portfolio at the acquisition date, including the initial ACL at acquisition on the purchased credit deteriorated (PCD) loans (in thousands):

PCD Loans:	2024
Book value of acquired loans at acquisition	$13,050
Initial ACL at acquisition	386
Non-credit discount at acquisition	1,413
Purchase Price	$14,849
Non-PCD Loans:
Fair Value	$467,891
Gross contractual amounts receivable	$479,591
Estimate of contractual cash flows not expected to be collected	$8,138

There have been no material changes to PCD loans since the acquisition date.

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$200	$—	$48	$248	$77,921	$78,169	$48	$—
Secured by 1-4 family residential	1,599	860	908	3,367	540,795	544,162	2,218	—
Other real estate loans	—	1	932	933	679,130	680,063	932	—
Commercial and industrial	1,684	150	1,444	3,278	117,422	120,700	3,597	—
Consumer and other loans	37	11	—	48	19,880	19,928	1	—
Total	$3,520	$1,022	$3,332	$7,874	$1,435,148	$1,443,022	$6,796	$—

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$56	$26	$23	$105	$84,375	$84,480	$50	$23
Secured by 1-4 family residential	2,192	210	54	2,456	544,711	547,167	2,148	54
Other real estate loans	12	41	—	53	672,109	672,162	—	—
Commercial and industrial	145	373	288	806	140,527	141,333	4,773	288
Consumer and other loans	31	—	—	31	21,422	21,453	—	—
Total	$2,436	$650	$365	$3,451	$1,463,144	$1,466,595	$6,971	$365

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025 and December 31, 2024 (in thousands).

	June 30, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$4,275	$1,028	$2,649	$1,828	$4,757	$6,242	$57,342	$78,121
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	48	—	48
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$4,275	$1,028	$2,649	$1,828	$4,757	$6,290	$57,342	$78,169

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$19,514	$31,672	$66,180	$106,681	$95,762	$149,402	$71,888	$541,099
Special Mention	—	119	—	—	—	290	—	409
Substandard	—	—	30	242	355	2,027	—	2,654
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$19,514	$31,791	$66,210	$106,923	$96,117	$151,719	$71,888	$544,162

Current period gross write-offs	$—	$—	$—	$—	$—	$44	$—	$44

Other real estate loans
Pass	$27,908	$59,869	$94,425	$133,164	$113,634	$217,549	$29,773	$676,322
Special Mention	—	315	—	—	—	2,159	—	2,474
Substandard	—	932	—	—	—	335	—	1,267
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$27,908	$61,116	$94,425	$133,164	$113,634	$220,043	$29,773	$680,063

Current period gross write-offs	$—	$—	$—	$—	$—	$7	$—	$7

Commercial and industrial
Pass	$1,991	$19,727	$18,499	$16,385	$16,235	$11,925	$29,410	$114,172
Special Mention	—	415	—	1,144	—	—	—	1,559
Substandard	—	—	722	2,889	405	953	—	4,969
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$1,991	$20,142	$19,221	$20,418	$16,640	$12,878	$29,410	$120,700

Current period gross write-offs	$—	$618	$319	$1,314	$410	$2	$—	$2,663

Consumer and other loans
Pass	$2,988	$2,924	$1,454	$4,719	$150	$3,720	$3,972	$19,927
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$2,988	$2,924	$1,454	$4,719	$150	$3,721	$3,972	$19,928

Current period gross write-offs	$279	$3	$4	$—	$—	$3	$—	$289

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$4,419	$5,401	$2,421	$5,811	$4,424	$5,419	$56,509	$84,404
Special Mention	26	—	—	—	—	—	—	26
Substandard	—	—	—	18	—	32	—	50
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$4,445	$5,401	$2,421	$5,829	$4,424	$5,451	$56,509	$84,480

Current period gross write-offs	$—	$—	$—	$—	$—	$4	$—	$4

Secured by 1-4 family residential
Pass	$32,609	$69,884	$113,535	$99,470	$49,250	$115,032	$64,740	$544,520
Special Mention	120	—	—	—	—	83	—	203
Substandard	—	32	252	317		1,843	—	2,444
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$32,729	$69,916	$113,787	$99,787	$49,250	$116,958	$64,740	$547,167

Current period gross write-offs	$20	$—	$—	$—	$—	$18	$—	$38

Other real estate loans
Pass	$64,958	$83,725	$142,077	$120,012	$48,238	$192,869	$15,531	$667,410
Special Mention	318	—	—	—	—	4,072	—	4,390
Substandard	—	—	—	—	—	362	—	362
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$65,276	$83,725	$142,077	$120,012	$48,238	$197,303	$15,531	$672,162

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$24,270	$24,835	$21,819	$23,086	$3,583	$12,815	$22,627	$133,035
Special Mention	430	—	1,211	—	—	513	—	2,154
Substandard	615	737	3,699	647		446	—	6,144
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$25,315	$25,572	$26,729	$23,733	$3,583	$13,774	$22,627	$141,333

Current period gross write-offs	$110	$1,275	$772	$1,519	$20	$3	$—	$3,699

Consumer and other loans
Pass	$5,129	$1,697	$1,437	$130	$1,306	$2,566	$8,917	$21,182
Special Mention	—	270	—	—	—	—	—	270
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$5,129	$1,967	$1,437	$130	$1,306	$2,567	$8,917	$21,453

Current period gross write-offs	$249	$29	$9	$3	$1	$2	$—	$293

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  June 30, 2025, December 31, 2024 and June 30, 2024, the activity in the Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	June 30, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(44)	(7)	(2,663)	(289)	(3,025)
Recoveries	1	20	3	74	78	176
Provision for (recovery of) credit losses on loans	(68)	920	(1,611)	2,102	292	1,635
Ending Balance, June 30, 2025	$496	$5,162	$5,847	$3,440	$241	$15,186
Ending Balance:
Individually evaluated	—	—	—	2,240	—	2,240
Collectively evaluated	496	5,162	5,847	1,200	241	12,946
Loans:
Ending Balance	$78,169	$544,162	$680,063	$120,700	$19,928	$1,443,022
Individually evaluated	48	2,218	932	3,597	1	6,796
Collectively evaluated	78,121	541,944	679,131	117,103	19,927	1,436,226

	December 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	11	173	201	1	—	386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision on Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses on loans	148	(360)	1,190	3,665	(682)	3,961
Ending Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Ending Balance:
Individually evaluated	—	—	—	3,079	—	3,079
Collectively evaluated	585	4,266	7,462	848	160	13,321
Loans:
Ending Balance	$84,480	$547,167	$672,162	$141,333	$21,453	$1,466,595
Individually evaluated	50	2,148	—	4,773	—	6,971
Collectively evaluated	84,430	545,019	672,162	136,560	21,453	1,459,624

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Charge-offs	(4)	(10)	—	(759)	(161)	(934)
Recoveries	—	5	1	16	67	89
Provision for (recovery of) credit losses on loans	39	(466)	141	1,596	114	1,424
Ending Balance, June 30, 2024	$347	$2,688	$4,840	$4,559	$119	$12,553
Ending Balance:
Individually evaluated	—	—	—	3,750	—	3,750
Collectively evaluated	347	2,688	4,840	809	119	8,803
Loans:
Ending Balance	$60,919	$346,977	$449,768	$116,299	$16,013	$989,976
Individually evaluated	36	749	—	7,845	—	8,630
Collectively evaluated	60,883	346,228	449,768	108,454	16,013	981,346

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	June 30, 2025			December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$48	$—	$48	$50	$—	$50
Secured by 1-4 family residential	2,218	—	2,218	2,148	—	2,148
Other real estate loans	932	—	932	—	—	—
Commercial and industrial	46	3,551	3,597	237	4,536	4,773
Consumer and other loans	1	—	1	—	—	—
Total	$3,245	$3,551	$6,796	$2,435	$4,536	$6,971

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$18	$—	$18	$—	$—	$—
Secured by 1-4 family residential	1,045	—	1,045	703	—	703
Total	$1,063	$—	$1,063	$703	$—	$703

At June 30, 2025 and December 31, 2024 there were no allowance for credit losses on collateral-dependent loans.

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

During the six months ended June 30, 2025 and 2024, there were no loans modified due to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the six months ended June 30, 2025 and 2024, there were no payment defaults of modified loans that were modified during the previous twelve months. At  June 30, 2025 and  December 31, 2024 there was no allowance for credit losses on modified loans.

Unfunded Commitments

The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet.  The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the income statement.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described in Note 1 of Form 10-K, as these unfunded commitments share similar risk characteristics as its loan portfolio segments.  The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time.  No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

For the six months ended June 30, 2025 and 2024, the Company recorded a $105 thousand provision for credit losses and a $26 thousand recovery on unfunded commitments, respectively. The allowance for credit losses on off-balance sheet exposures was $591 and $387 thousand at  June 30, 2025 and 2024, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Numerator):
Net income	$5,051	$2,442	$6,649	$5,651
(Denominator):
Weighted average shares outstanding – basic	8,987,179	6,278,113	8,983,374	6,273,952
Potentially dilutive common shares – restricted stock units	14,793	11,292	20,594	12,018
Weighted average shares outstanding – diluted	9,001,972	6,289,405	9,003,968	6,285,970
Income per common share
Basic	$0.56	$0.39	$0.74	$0.90
Diluted	$0.56	$0.39	$0.74	$0.90

There were no antidilutive shares of common stock for the six months ended June 30, 2025 and 2024.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands).

		Fair Value Measurements at June 30, 2025
Description	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$38,807	$—	$38,807	$—
U.S. agency and mortgage-backed securities	94,660	—	94,660	—
Obligations of states and political subdivisions	54,112	—	54,112	—
Total securities available for sale	$187,579	$—	$187,579	$—
Derivatives - cash flow hedges	2,363	—	2,363	—
Total assets	$189,942	$—	$189,942	$—

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,688	$—	$11,688	$—
U.S. agency and mortgage-backed securities	98,039	—	98,039	—
Obligations of states and political subdivisions	54,120	—	54,120	—
Total securities available for sale	$163,847	$—	$163,847	$—
Derivatives - cash flow hedges	2,690	—	2,690	—
Total assets	$166,537	$—	$166,537	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was a no allowance for credit losses on collateral dependent loans at June 30, 2025 and  December 31, 2024.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during period ended June 30, 2025 and the year ended December 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)

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

There were no assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2025. The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the period ended  December 31, 2024 (dollars in thousands):

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

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at June 30, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$194,315	$194,315	$—	$—	$194,315
Securities available for sale	187,579	—	187,579	—	187,579
Securities held to maturity	106,430	—	97,631	—	97,631
Restricted securities	5,624	—	5,624	—	5,624
Loans held for sale	415	—	415	—	415
Loans, net	1,427,836	—	—	1,397,172	1,397,172
Bank owned life insurance	38,367	—	38,367	—	38,367
Accrued interest receivable	6,143	—	6,143	—	6,143
Derivatives - cash flow hedges	2,363	—	2,363	—	2,363
Financial Liabilities
Deposits	$1,803,166	$—	$1,441,861	$358,027	$1,799,888
Other borrowings	25,000	—	24,953	—	24,953
Subordinated debt	21,148	—	—	19,668	19,668
Junior subordinated debt	9,279	—	—	8,510	8,510
Accrued interest payable	1,762	—	1,762	—	1762

		Fair Value Measurements at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$162,874	$162,874	$—	$—	$162,874
Securities available for sale	163,847	—	163,847	—	163,847
Securities held to maturity	109,741	—	109,741	—	109,741
Restricted securities	3,741	—	3,741	—	3,741
Loans held for sale	409	—	409	—	409
Loans, net	1,450,195	—	—	1,408,574	1,408,574
Bank owned life insurance	37,873	—	37,873	—	37,873
Accrued interest receivable	6,020	—	6,020	—	6,020
Derivatives - cash flow hedges	2,690	—	2,690	—	2,690
Financial Liabilities
Deposits	$1,803,778	$—	$1,445,033	$356,824	$1,801,857
Subordinated debt	21,176	—	—	23,596	23,596
Junior subordinated debt	9,279	—	—	12,310	12,310
Accrued interest payable	964	—	964	—	964

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

There was no compensation expense related to stock awards for the six months ended June 30, 2025 and 2024.

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

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Six Months Ended
	June 30, 2025
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	85,512	$21.57
Granted	18,455	25.61
Vested	(15,061)	19.49
Forfeited	(5,000)	—
Unvested, end of period	83,906	$22.76

The total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $1.4 million at June 30, 2025 and $404 thousand at  June 30, 2024. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the six months ended  June 30, 2025 and 2024 totaled $445 thousand and $202 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at March 31, 2024	$(21,627)	$2,110	$(19,517)
Unrealized holding gains (net of tax, $56)	211	—	211
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $67)	253	—	253
Change in fair value of cash flow hedge (net of tax, $3)	—	11	11
Change during period	464	11	475
Balance at June 30, 2024	$(21,163)	$2,121	$(19,042)

Balance at March 31, 2025	$(19,017)	$1,954	(17,063)
Unrealized holding gains (net of tax, $231)	868	—	868
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $51)	191	—	191
Change in fair value of cash flow hedge (net of tax, ($23))	—	(88)	(88)
Change during period	1,059	(88)	971
Balance at June 30, 2025	$(17,958)	$1,866	$(16,092)

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, ($274))	(1,035)	—	(1,035)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $144)	543	—	543
Change in fair value of cash flow hedge (net of tax, $41)	—	156	156
Change during period	(492)	156	(336)
Balance at June 30, 2024	$(21,163)	$2,121	$(19,042)

Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding gains (net of tax, $659)	2,480	—	2,480
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $101)	379	—	379
Change in fair value of cash flow hedge (net of tax, ($69))	—	(259)	(259)
Change during period	2,859	(259)	2,600
Balance at June 30, 2025	$(17,958)	$1,866	$(16,092)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Noninterest Income
Service charges on deposit accounts	$1,020	$612	$2,033	$1,266
ATM and check card fees	1,128	809	2,124	1,579
Wealth management fees	867	879	1,765	1,762
Brokered mortgage fees	183	32	293	70
Fees for other customer services	230	178	488	373
Noninterest income (in-scope of Topic 606)	$3,428	$2,510	$6,703	$5,050
Noninterest income (out-of-scope of Topic 606)	461	176	797	1,683
Total noninterest income	$3,889	$2,686	$7,500	$6,733

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments are reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2025, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,363	$—	$—

	December 31, 2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,690	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

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

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred merger costs totaling $2.0 million and $7.2 million for the six months ending June 30, 2025, and year ended December 31, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)

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

Securities AFS: The fair value of the investment portfolio was based on quoted market prices and dealer quotes and pricing obtained from independent pricing services.

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

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone, had the following impact on the Consolidated Statements of Income for the three and six months ended June 30, 2025 and June 30, 2024, as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Loans (1)	$930	$93
Buildings (2)	11	5
Core deposit intangible (3)	441	4
Subordinated Debt (4)	(186)	—
Time deposits (5)	163	—
Net impact to income before taxes	$1,359	$102

	For the Six Months Ended June 30,
	2025	2024
Loans (1)	$736	$192
Buildings (2)	22	10
Core deposit intangible (3)	883	9
Subordinated Debt (4)	(471)	—
Time deposits (5)	606	—
Net impact to income before taxes	$1,776	$211

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

Other Intangible Assets

Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. During the year ended December 31, 2024, the Company recorded $15.3 million of core deposit intangibles associated with the acquisition of Touchstone.

The gross carrying amounts and accumulated amortization of other intangible assets for the three and six months ended June 30, 2025 and June 30, 2024, were as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Beginning of period, March 31	$14,543	$113
Core deposit intangible acquired	—	—
Amortization	(441)	(5)

Total core deposit intangible	$14,102	$108

	For the Six Months Ended June 30,
	2025	2024
Beginning of period, December 31	$14,985	$117
Core deposit intangible acquired	—	—
Amortization	(883)	(9)

Total core deposit intangible	$14,102	$108

Notes to Consolidated Financial Statements (Unaudited)

The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carry amounts may not be recoverable. Total amortization expense associated with intangible assets was $883 thousand for the six months ended June 30, 2025.

Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining six months ending December 31, 2025	$884
2026	1,736
2027	1,697
2028	1,651
2029	1,596
Thereafter	6,538
Total	$14,102

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

Segment information for the three and six months ended June 30, 2025 and 2024, is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $481 million at the end of the second quarter.

	For the Six Months Ended June 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$49,046	$140	$49,186
Interest Expense	13,187	—	13,187
Net interest income	$35,859	$140	$35,999
Provision for credit losses	1,743	—	1,743
Net interest income after provision for credit losses	$34,116	$140	$34,256
Noninterest Income:
Service charges on deposit accounts	$2,033	$—	$2,033
ATM and check card fees	2,124	—	2,124
Wealth management fees	—	1,765	1,765
Other operating income	1,578	—	1,578
Total noninterest income	$5,735	$1,765	$7,500
Noninterest Expense:
Salaries and employee benefits	$16,294	$428	$16,722
Occupancy	1,999	14	2,013
Equipment	2,080	2	2,082
Legal and professional fees	1,115	—	1,115
Data processing expense	1,193	73	1,266
Investment management	—	635	635
Other operating expense	9,674	19	9,693
Total noninterest expense	$32,355	$1,171	$33,526
Income before income taxes	$7,496	$734	$8,230
Income tax expense	1,440	141	1,581
Net income	$6,056	$593	$6,649

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2024
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$33,247	$142	$33,389
Interest Expense	11,045	—	11,045
Net interest income	$22,202	$142	$22,344
Provision for credit losses	1,400	—	1,400
Net interest income after provision for credit losses	$20,802	$142	$20,944
Noninterest Income:
Service charges on deposit accounts	$1,266	$—	$1,266
ATM and check card fees	1,579	—	1,579
Wealth management fees	—	1,762	1,762
Other operating income	2,126	—	2,126
Total noninterest income	$4,971	$1,762	$6,733
Noninterest Expense:
Salaries and employee benefits	$11,290	$420	$11,710
Occupancy	1,069	14	1,083
Equipment	1,280	2	1,282
Legal and professional fees	1,576	—	1,576
Data processing expense	336	73	409
Investment management	—	658	658
Other operating expense	3,807	21	3,828
Total noninterest expense	$19,358	$1,188	$20,546
Income before income taxes	$6,415	$716	$7,131
Income tax expense	1,331	149	1,480
Net income	$5,084	$567	$5,651

	For the Three Months Ended June 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$25,088	$77	$25,165
Interest Expense	6,617	—	6,617
Net interest income	$18,471	$77	$18,548
Provision for credit losses	911	—	911
Net interest income after provision for credit losses	$17,560	$77	$17,637
Noninterest Income:
Service charges on deposit accounts	$1,020	$—	$1,020
ATM and check card fees	1,128	—	1,128
Wealth management fees	—	867	867
Other operating income	874	—	874
Total noninterest income	$3,022	$867	$3,889
Noninterest Expense:
Salaries and employee benefits	$7,834	$199	$8,033
Occupancy	937	7	944
Equipment	1,056	1	1,057
Legal and professional fees	594	—	594
Data processing expense	467	37	504
Investment management	—	305	305
Other operating expense	3,745	9	3,754
Total noninterest expense	$14,633	$558	$15,191
Income before income taxes	$5,949	$386	$6,335
Income tax expense	1,198	86	1,284
Net income	$4,751	$300	$5,051

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2024
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$16,985	$70	$17,055
Interest Expense	5,561	—	5,561
Net interest income	$11,424	$70	$11,494
Provision for credit losses	400	—	400
Net interest income after provision for credit losses	$11,024	$70	$11,094
Noninterest Income:
Service charges on deposit accounts	$612	$—	$612
ATM and check card fees	809	—	809
Wealth management fees	—	879	879
Other operating income	386	—	386
Total noninterest income	$1,807	$879	$2,686
Noninterest Expense:
Salaries and employee benefits	$5,622	$217	$5,839
Occupancy	541	7	548
Equipment	689	2	691
Legal and professional fees	1,124	—	1,124
Data processing expense	127	36	163
Investment management	—	330	330
Other operating expense	1,951	13	1,964
Total noninterest expense	$10,054	$605	$10,659
Income before income taxes	$2,777	$344	$3,121
Income tax expense	604	75	679
Net income	$2,173	$269	$2,442

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company's acquisition (the Merger) of Touchstone Bankshares, Inc. (Touchstone), as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2025 and statements of income of the Company for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2024. The statements of income for the three and six months ended June 30, 2025 may not be indicative of the results to be achieved for the year.

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

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 70% and 90% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, and ATM and check card fees.

Primary expense categories are salaries and employee benefits, which comprised 50% of noninterest expenses for the six months ended June 30, 2025, followed by other operating expense, which comprised 10% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Acquisition of Touchstone Bankshares, Inc.

On October 1, 2024, the Company completed the acquisition of Touchstone. Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth.  The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred merger costs totaling $2.0 million and $7.2 million for the six months ending June 30, 2025, and year ended December 31, 2024, respectively.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending June 30, 2025 and June 30, 2024

Net income increased $2.6 million to $5.1 million, or $0.56 per diluted share, for the three months ended June 30, 2025 , compared to $2.4 million, or $0.39 per diluted share, for the same period in 2024 . Return on average assets was 1.00% and return on average equity was 11.85% for the second quarter of 2025 , compared to 0.68% and 8.31%, respectively, for the same period in 2024 .

The $2.6 million increase in net income resulted primarily from a $6.5 million increase in net interest income after provision, partially offset by a $4.5 million increase in noninterest expenses. Noninterest expense increased due to additional operating expenses from operating and staffing additional branches and infrastructure acquired in the Touchstone merger.

Net interest income increased by $7.1 million as total interest income increased by $8.1 million and was partially offset by a $1.1 million increase in total interest expense. Primarily as a result of the Touchstone merger, net interest income was positively impacted by a $523.1 million, or 38.2%, increase in average earning assets which was offset by a $371.1 million, or 40.0%, increase in interest bearing liabilities. Net interest income was also positively impacted by a 55-basis point increase in the net interest margin to 3.95%.

Provision for credit losses increased by $511 thousand. For the second quarter of 2025, provision for credit losses totaled $911 thousand and was comprised of a $900 thousand provision for credit losses on loans, a $1 thousand provision for credit losses on unfunded commitments, and a $10 thousand provision for credit losses on securities held-to-maturity. For the same period of 2024, the provision for credit losses totaled $400 thousand.

Noninterest income increased by $1.2 million in the second quarter of 2025 primarily from increases in services charges, ATM and check card fees, brokered mortgage fees, and other operating income.

Noninterest expenses increased by $4.5 million and were primarily attributable to a $2.2 million increase in salaries and employee benefits, a $1.1 million in other operating expense, a $436 thousand increase in amortization expense, a $396 thousand increase in occupancy expense, a $366 thousand increase in equipment expense, and a $341 thousand increase in data processing expense. The increases are primarily driven by the Touchstone merger resulting in increased operating expenses due to operating additional branches, increased data processing expenses with increased customer transactions as well as some duplicative expenses from operating two systems, and amortization expense due to core deposit intangible accretion on deposits acquired from Touchstone.

Comparing the Six-Month Periods Ending June 30, 2025 and June 30, 2024

Net income increased $998 thousand to $6.6 million, or $0.74 per diluted share, for the six months ended June 30, 2025, compared to $5.7 million, or $0.90 per diluted share, for the same period in 2024. Return on average assets was 0.66% and return on average equity was 7.90% for the six months ended June 30, 2025, compared to 0.79% and 9.68%, respectively, for the same period in 2024.

The $998 thousand increase in net income resulted primarily from a $13.3 million increase in net interest income after provision, offset by $13.0 million increase in noninterest expenses. Noninterest expense increased due to merger expenses of $2.0 million and additional operating expenses resulting from operating and staffing additional branches and duplicative expenses for data processing that were incurred until the system integration in February.

Net interest income increased by $13.7 million as total interest income increased by $15.8 million and was partially offset by a $2.1 million increase in total interest expense. Primarily as a result of the Touchstone merger, net interest income was positively impacted by a $528.1 million, or 38.8%, increase in average earning assets which was offset by a $377.0 million, or 40.5%, increase in average interest bearing liabilities. Net interest income was also positively impacted by a 55-basis point increase in the net interest margin to 3.86%.

Provision for credit losses increased by $343 thousand for the six months ended June 30, 2025. For the six months ended June 30, 2025, provision for credit losses totaled $1.7 million and was comprised of a $1.6 provision for credit losses on loans, a $105 thousand provision for credit losses on unfunded commitments, and a $3 thousand provision for credit losses on securities held-to-maturity. For the same period of 2024, the provision for credit losses totaled $1.4 million.

Noninterest income increased by $767 thousand in the six months ended June 30, 2025 from increases in services charges, ATM and check card fees, and brokered mortgage fees, offset by a decrease in other operating income related to a loan recovery of a previously acquired loan recognized in 2024.

Noninterest expenses increased by $13.0 million and were primarily attributable to a $5.0 million increase in salaries and employee benefits, a $1.6 million increase in merger expense, a $1.8 million increase in other operating expense, a $930 thousand increase in occupancy expense, a $857 thousand increase in data processing expense, a $874 thousand increase in amortization expense, and a $800 thousand increase in equipment expense. The increase is primarily driven by the Touchstone merger resulting in increased operating expenses due to operating additional branches, duplicative expenses incurred prior to system integration, and amortization expense due to core deposit intangible accretion on deposits acquired from Touchstone.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles, net gains (loss) on disposal of premises and equipment, other real estate owned (income) expense, net, and merger related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for or more important than GAAP.   The methodology for determining this measurement may differ among companies.  The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Noninterest expense	$15,191	$10,659	$33,526	$20,546
Add: other real estate owned income, net	—	—	7	—
Subtract: amortization of intangibles	(441)	(5)	(883)	(9)
Subtract: loss on disposal of premises and equipment, net	(7)	0	(7)	(49)
Subtract: merger related expenses	(92)	(571)	(2,032)	(571)
	$14,651	$10,083	$30,611	$19,917
Tax-equivalent net interest income	$18,639	$11,587	$36,186	$22,518
Noninterest income	3,889	2,686	7,500	6,733
	$22,528	$14,273	$43,686	$29,251
Efficiency ratio	65.03%	70.64%	70.07%	68.09%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP measures:
Interest income – loans	$21,594	$14,004	$42,231	$27,488
Interest income – investments and other	3,571	3,051	6,955	5,901
Interest expense – deposits	(6,080)	(4,820)	(12,117)	(9,591)
Interest expense – subordinated debt	(468)	(69)	(935)	(138)
Interest expense – junior subordinated debt	(66)	(66)	(132)	(134)
Interest expense – other borrowings	(3)	(606)	(3)	(1,182)
Total net interest income	$18,548	$11,494	$35,999	$22,344
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$12	$12	$28	$12
Tax benefit realized on non-taxable interest income – municipal securities	79	81	159	162
Total tax benefit realized on non-taxable interest income	$91	$93	$187	$174
Total tax-equivalent net interest income	$18,639	$11,587	$36,186	$22,518

	Net Interest Margin
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Tax-equivalent net interest income	$18,639	$11,587	$36,186	$22,518
Average earnings assets	$1,893,133	$1,370,072	$1,890,749	$1,362,687
Net Interest Margin	3.95%	3.40%	3.86%	3.31%

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

Net Income

Three Month Period Ended June 30, 2025

Net income increased $2.6 million to $5.1 million, or $0.56 per diluted share, for the three months ended June 30, 2025, compared to $2.4 million, $0.39 per diluted share, for the same period in 2024. Return on average assets was 1.00% and return on average equity was 11.85% for the second quarter of 2025, compared to 0.68% and 8.31%, respectively, for the same period in 2024.

The $2.6 million increase in net income resulted primarily from a $7.1 million increase in net interest income as well as a $1.2 million increase in noninterest income. This increase was partially offset by a $4.5 million increase in noninterest expense and a $605 thousand increase in income tax expense.

Six Month Period Ended June 30, 2025

Net income increased $998 thousand to $6.6 million, or $0.74 per diluted share, for the  six months ended June 30, 2025 , compared to $5.7 million, $0.90 per diluted share, for the same period in 2024 . Return on average assets was 0.66% and return on average equity was 7.90% for the  six months ended June 30, 2025 , compared to 0.79% and 9.68%, respectively, for the same period in 2024.

The $998 thousand increase in net income resulted primarily from a $13.7 million increase in net interest income and a $767 thousand increase in noninterest income. This increase was offset by a $13.0 million increase in noninterest expenses.  Merger-related costs totaling $2.0 million were included in noninterest expense for the  six months ended June 30, 2025 .

Net Interest Income

Three Month Period Ended June 30, 2025

Net interest income increased $7.1 million, or 61.4%, to $18.5 million for the second quarter of 2025 compared to the same period in the prior year. Total interest income increased by $8.1 million, which was partially offset by interest expense, which increased by $1.1 million.  Net interest income was positively impacted by a 55-basis point increase in the net interest margin and a $523.1 million, or 38.2%, increase in average earning assets which was offset by a $371.1 million, or 40.0%, increase in average interest bearing liabilities.

The increase in total interest income was attributable to a $7.6 million, or 54.1%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 25-basis point increase in yield and a 47.2% increase in average balances compared to the same period in the prior year due to the merger with Touchstone.

The increase in total interest expense was attributable to a $1.3 million increase in interest expense on deposits and a $399 thousand increase on interest on subordinated debt, offset by a $603 thousand decrease in interest expense on other borrowings. Net interest margin was positively impacted by a 32-basis point decrease in the cost of interest-bearing deposits. The higher interest expense resulted from a 46.8% increase in average interest-bearing deposit balances. The increase in deposits and subordinated debt was due to assumed liabilities from the Touchstone merger. The lower interest expense on other borrowings resulted from the payoff of $50.0 million of borrowings at the end of 2024.

The net interest margin was 3.95% for the second quarter of 2025 compared to 3.40% for the same period in the prior year. When compared to the second quarter of 2025, the net interest margin increased by 55-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the cost of funds decreased when compared to prior quarterly periods consistent with the federal funds rate cuts in late 2024. The yield on earning assets was also positively impacted by net accretion income related to acquisition accounting of $930 thousand, or a 20-basis point incremental increase to the net interest margin.

Six Month Period Ended June 30, 2025

Net interest income increased $13.7 million, or 61.1%, to $36.0 million for the six months ended June 30, 2025, compared to the same period in the prior year. Total interest income increased by $15.8 million, which was partially offset by interest expense, which increased by $2.1 million.  Net interest income was positively impacted by a 55-basis point increase in the net interest margin and a $528.1 million, or 38.8%, increase in average earning assets which was offset by a $377.0 million, or 40.5%, million increase in average interest bearing liabilities.

The increase in total interest income was attributable to a $14.7 million, or 53.6%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 21-basis point increase in yield and a 48.8% increase in average balances compared to the same period in the prior year due to the merger with Touchstone.

The increase in total interest expense was attributable to a $2.1 million increase in interest expense on deposits and a $797 thousand increase on interest on subordinated debt, offset by a $1.2 million decrease in interest expense on other borrowings. Although net interest margin was positively impacted by a 32-basis point decrease in the cost of interest-bearing deposits, the higher interest expense resulted from a 47.2% increase in average interest-bearing deposit balances. The increase in deposits and subordinated debt was due to assumed liabilities from the Touchstone merger. The lower interest expense on other borrowings resulted from the payoff of $50.0 million of borrowings at the end of 2024.

The net interest margin was 3.86% for the six months ended June 30, 2025, compared to 3.31% for the same period in the prior year. When compared to the six months ended June 30, 2024, the net interest margin increased by 55-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the cost of funds decreased when compared to prior quarterly periods consistent with the federal funds rate cuts in late 2024. The yield on earning assets was also positively impacted by net accretion income related to acquisition accounting of $736 thousand, or a 8-basis point incremental increase to the net interest margin.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$220,100	$1,313	2.39%	$216,079	$1,134	2.11%
Tax-exempt (1)	50,871	377	2.98%	53,162	387	2.93%
Restricted	4,449	69	6.27%	2,112	32	6.18%
Total securities	$275,420	$1,759	2.56%	$271,353	$1,553	2.30%
Loans: (2)
Taxable	$1,441,800	$21,552	6.00%	$980,226	$13,959	5.73%
Tax-exempt (1)	4,095	54	5.26%	1,730	57	13.32%
Total loans	$1,445,895	$21,606	5.99%	$981,956	$14,016	5.74%
Federal funds sold	1	—	4.51%	1	—	5.58%
Interest-bearing deposits with other institutions	171,817	1,891	4.41%	116,762	1,579	5.44%
Total earning assets	$1,893,133	$25,256	5.35%	$1,370,072	$17,148	5.03%
Less: allowance for credit losses on loans	(14,888)			(12,588)
Total non-earning assets	141,099			90,995
Total assets	$2,019,344			$1,448,479
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$364,686	$1,208	1.33%	$225,967	$1,133	2.02%
Regular savings	212,433	191	0.36%	143,588	40	0.11%
Money market accounts	329,273	1,869	2.28%	293,137	2,005	2.75%
Time deposits	361,571	2,812	3.12%	200,756	1,642	3.29%
Total interest-bearing deposits	$1,267,963	$6,080	1.92%	$863,448	$4,820	2.24%
Federal funds purchased	2	—	4.89%	2	—	5.84%
Subordinated debt	21,304	468	8.80%	4,998	69	5.57%
Junior subordinated debt	9,279	66	2.86%	9,279	66	2.88%
Other borrowings	275	3	4.63%	50,000	606	4.88%
Total interest-bearing liabilities	$1,298,823	$6,617	2.04%	$927,727	$5,561	2.41%
Non-interest bearing liabilities
Demand deposits	540,377			396,014
Other liabilities	9,224			6,483
Total liabilities	$1,848,424			$1,330,224
Shareholders’ equity	170,920			118,255
Total liabilities and Shareholders’ equity	$2,019,344			$1,448,479
Net interest income		$18,639			$11,587
Interest rate spread			3.31%			2.62%
Cost of funds			1.44%			1.69%
Interest expense as a percent of average earning assets			1.40%			1.63%
Net interest margin			3.95%			3.40%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $91 and $93 thousand for the three months ended June 30, 2025 and 2024, respectively.

(2)	Loans on non-accrual status are reflected in the average balances.

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$219,990	$2,627	2.41%	$224,656	$2,358	2.11%
Tax-exempt (1)	51,323	757	2.98%	53,634	773	2.90%
Restricted	4,311	129	6.04%	2,098	65	6.23%
Total securities	$275,624	$3,513	2.57%	$280,388	$3,196	2.29%
Loans: (2)
Taxable	$1,448,191	$42,127	5.87%	$975,420	$27,443	5.66%
Tax-exempt (1)	4,445	132	5.99%	865	57	13.32%
Total loans	$1,452,636	$42,259	5.87%	$976,285	$27,500	5.66%
Federal funds sold	1,755	39	4.53%	5	—	5.49%
Interest-bearing deposits with other institutions	160,734	3,562	4.47%	106,009	2,867	5.44%
Total earning assets	$1,890,749	$49,373	5.27%	$1,362,687	$33,563	4.95%
Less: allowance for credit losses on loans	(15,749)			(12,284)
Total non-earning assets	145,425			87,816
Total assets	$2,020,425			$1,438,219
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$366,843	$2,439	1.34%	$254,248	$2,455	1.94%
Regular savings	212,513	366	0.35%	145,763	82	0.11%
Money market accounts	334,261	3,831	2.31%	267,797	3,847	2.89%
Time deposits	362,431	5,481	3.05%	198,910	3,207	3.24%
Total interest-bearing deposits	$1,276,048	$12,117	1.91%	$866,718	$9,591	2.23%
Federal funds purchased	1	—	4.91%	1	—	5.92%
Subordinated debt	22,500	935	8.38%	4,998	138	5.57%
Junior subordinated debt	9,279	132	2.87%	9,279	134	2.90%
Other borrowings	138	3	4.63%	50,000	1,182	4.75%
Total interest-bearing liabilities	$1,307,966	$13,187	2.03%	$930,996	$11,045	2.39%
Non-interest bearing liabilities
Demand deposits	533,596			383,956
Other liabilities	9,150			5,879
Total liabilities	$1,850,712			$1,320,831
Shareholders’ equity	169,713			117,388
Total liabilities and Shareholders’ equity	$2,020,425			$1,438,219
Net interest income		$36,186			$22,518
Interest rate spread			3.23%			2.55%
Cost of funds			1.44%			1.69%
Interest expense as a percent of average earning assets			1.41%			1.62%
Net interest margin			3.86%			3.31%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $187 and $174 thousand for the six months ended June 30, 2025 and 2024, respectively.

(2)	Loans on non-accrual status are reflected in the average balances.

Provision for Credit Losses

Three-Month Period Ended June 30, 2025

The provision for credit losses totaled $911 thousand for the three-month period ended June 30, 2025, compared to $400 thousand for the same period of the prior year. The provision was comprised of a $900 thousand provision for credit losses on loans, a $10 thousand provision for credit losses on held-to-maturity securities and a $1 thousand provision for credit losses on unfunded commitments. As compared to the same period prior year, the increase in provision for credit losses reflects the impact of higher pool loan balances acquired in the Touchstone merger as well as an increase in the allowance to total loans from 1.02% at March 31, 2025 to 1.05% at June 30, 2025. In the second quarter of 2024 the allowance to total loans decreased from 1.30% at March 31, 2024 to 1.27% at June 30, 2024.

Six-Month Period Ended June 30, 2025

The provision for credit losses totaled $1.7 million for the six-month period ended June 30, 2025, compared to $1.4 million for the same period of the prior year. The provision was comprised of a $1.6 million provision for credit losses on loans, which was partially offset by a $3 thousand provision for credit losses on held-to-maturity securities and a $105 thousand provision for credit losses on unfunded commitments. As compared to the same period prior year, the increase in provision for credit losses reflects the impact of higher pool loan balances acquired in the Touchstone merger as well as an increase in provision for credit losses due to an increase in the level of net-charge offs. Net charge-offs for the first six months of 2025 totaled $2.8 million compared to $844 thousand for the first six months of 2024. The increase in the level of net-charge offs has resulted in a decline in the ratio of allowance to total loans from 1.27% at June 30, 2024 to 1.05% at June 30, 2025. The loss model has been updated in 2025 to reflect the most recent bank and peer group loss rates, economic forecasts, prepayment speeds and curtailment rates for each loan category. With these updates to the model, we saw an increase in the allowance for secured by 1-4 family residential loans and decrease in other real estate. Commercial and industrial loans also saw an increase in provision, largely driven by loss rates and charge offs in the current year.

Noninterest Income

Three-Month Period Ended June 30, 2025

Noninterest income increased $1.2 million, or 44.8%, to $3.9 million for the second quarter of 2025, compared to the same period of 2024. The increase resulted from increases in service charges of $408 thousand, ATM and check card fees of $319 thousand, brokered mortgage fees of $151 thousand, and other operating income of $123 thousand.

Six-Month Period Ended June 30, 2025

Noninterest income increased $767 thousand, or 11.4%, to $7.5 million for the six months ended June 30, 2025, compared to the same period of 2024. The increase resulted from increases in service charges of $767 thousand, ATM and check card fees of $545 thousand, brokered mortgage fees of $223 thousand, and income from bank owned life insurance of $177 thousand. The increases in noninterest income were offset by a decrease in other operating income of $1.1 million from a recovery recognized in 2024 on a loan that was acquired through a business combination in 2021.

Noninterest Expense

Three-Month Period Ended June 30, 2025

Noninterest expenses increased $4.5 million, or 42.5%, to $15.2 million for the three-month period ended June 30, 2025, compared to the same period one year ago. The increase was primarily attributable to $2.2 million, or 37.6%, increase in salaries and employee benefits, a $1.2 million, or 223.0%, increase in other operating expense, $396 thousand, or 72.3%, increase in occupancy expense, a $341 thousand, or 209.2%, increase in data processing expense, and a $436 thousand increase in amortization expense. The increases in salary and benefits, other operating expenses, occupancy expense, and data processing expense were primarily driven by the Touchstone merger resulting in increased operating expenses due to an increase in the number of employees, operating additional branches, increased data processing expenses with increased customer transactions and some duplicative expenses from operating two systems. Amortization expense increased due to core deposit intangible accretion on deposits acquired from Touchstone. These increases were offset by decreases of $530 thousand, or 47.2%, in legal and professional fees and $395 thousand, or 80.7%, in merger expenses compared to the same period in the prior year. Legal and merger fees were higher in the prior year for this period to facilitate the Touchstone acquisition.

Six-Month Period Ended June 30, 2025

Noninterest expenses increased $13.0 million, or 63.2%, to $33.5 million for the six-month period ended June 30, 2025, compared to the same period one year ago. The increase was primarily attributable to a $5.0 million, or 42.8%, increase in salaries and employee benefits, a $2.2 million, or 143.8%, increase in other operating expense, a $1.6 million increase in merger expenses, a $930 thousand, or 85.9%, increase in occupancy expense, a $874 thousand increase in amortization expense, a $857 thousand, or 209.5%, increase in data processing expense, and a $800 thousand, or 62.4%, increase in equipment expense. The increase in salaries and benefits reflects additional expenses due to an increase in the number of employees, increase in incentives, stock compensation expense, and salary and benefit increases from the prior year. The increase in merger expenses was primarily driven by expenses incurred in the first quarter of 2025 to facilitate system integration through conversion expenses and contract terminations. Other operating expenses, occupancy expense, data processing expense, and equipment expense primarily increased due to operating additional branches, increased data processing expenses with increased customer transactions, and duplicative expenses incurred prior to system integration. Amortization expense increased due to core deposit intangible accretion on deposits acquired from Touchstone.

Income Taxes

Three-Month Period Ended June 30, 2025

Income tax expense increased $605 thousand to $1.3 million for the second quarter of 2025, compared to the same period one year ago. The effective tax rate for the second quarter of 2025 was 20.3% compared to 21.8% for the same period in 2024. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended June 30, 2025 and 2024. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Six-Month Period Ended June 30, 2025

Income tax expense increased $101 thousand to $1.6 million for the first six months of 2025 , compared to the same period one year ago. The effective tax rate for the first six months  2025 was 19.2% compared to 20.8% for the same period in 2024 . The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the  six months ended June 30, 2025 , and 2024 . The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 .

Financial Condition

General

Assets totaled $2.041 billion at June 30, 2025, which was an increase of $31.2 million or 3.1% (annualized) from December 31, 2024. The asset composition changed during the first six months of the year as interest-bearing deposits in banks increased by $21.9 million and loans, net of the allowance for credit losses, decreased by $22.4 million, while total securities increased by $22.3 million.

Total liabilities increased by $24.2 million during the six-month period ended June 30, 2025, primarily from a $25.0 million increase in other borrowings from December 31, 2024. Deposit balances and the composition of deposits as of June 30, 2025 did not change significantly as noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits increased $21.1 million, decreased $23.1 million, and increased $1.4 million, respectively from December 31, 2024.

Total shareholders’ equity increased by $7.0 million during the first six months of 2025, primarily from a $3.9 million increase in retained earnings and a $2.6 million reduction in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to unrealized holding gains in the available-for-sale securities portfolio.  The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $1.428 billion at June 30, 2025, which was a $22.4 million or 3.1% (annualized) decrease from December 31, 2024, and a $450.8 million, or 46.1%, increase over June 30, 2024.The change in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 38%, 47%, and 8% of the loan portfolio, respectively, at June 30, 2025, and 37%, 46%, and 10% of the loan portfolio, respectively, at December 31, 2024.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unaccreted discounts, net of unamortized premiums totaling $13.5 million and $14.3 million, as of June 30, 2025 and December 31, 2024, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $17.0 million as of June 30, 2025, which included unamortized premiums totaling $5.2 million, compared to loans totaling $19.0 million as of December 31, 2024, which included unamortized premiums totaling $5.8 million.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for credit losses, any deferred fees or costs on originated loans, and any premiums or discounts on acquired and purchased loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest income includes amortization of premiums and accretion of discounts on purchased loans, recognized over the life of the loans.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $6.8 million and $7.0 million at June 30, 2025 and December 31, 2024, representing approximately 0.33% and 0.35% of total assets, respectively.  Nonaccrual loans totaled $6.8 million and $7.1 million at June 30, 2025 and December 31, 2024, respectively. There was no OREO at June 30, 2025 and $53 thousand at December 31, 2024. The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of June 30, 2025. Loans past due 90 days or more and accruing interest totaled $0 and $0 at June 30, 2025 and December 31, 2024, respectively.

On  June 30, 2025  commercial and industrial loans and residential real estate loans comprised 53% and 33% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $6.6 million and $9.1 million at  June 30, 2025  and December 31, 2024 , respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The finance company no longer offers this credit support. On June 30, 2025 , loans purchased from the finance company totaled $17.0 million, which was comprised of $11.8 million of loan balances and unamortized premiums totaling $5.2 million. As of June 30, 2025 , $2.6 million of these loans were non-accrual including premiums totaling $931 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $1.8 million and were included in the Company’s allowance for credit losses on loans. The remaining $14.4 million of loans with premiums totaling $4.3 million were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On June 30, 2025 , there was a total of 146 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 6.0 years.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover expected losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical losses, past due percentages, internally generated loan quality reports, prepayment speeds, curtailment rates for each loan category and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for credit losses, see “Critical Accounting Policies” above.

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

On June 30, 2025 securities totaled $299.6 million, an increase of $22.3 million, or 8%, from $277.3 million at December 31, 2024. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2025, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $163 thousand and $62 thousand at June 30, 2025 and December 31, 2024, respectively. Gross unrealized losses in the available for sale portfolio totaled $19.1 million and $22.1 million at June 30, 2025 and December 31, 2024, respectively. Gross unrealized gains in the held to maturity portfolio totaled $2 thousand and $8 thousand at June 30, 2025 and December 31, 2024, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $8.8 million and $11.0 million at June 30, 2025 and December 31, 2024, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2024 to June 30, 2025 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

Deposits totaled $1.803 billion on June 30, 2025, which was a $612 thousand, or 0.03%, decrease from December 31, 2024, and a $537.4 million, or 42.5%, increase from June 30, 2024. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 30%, 50%, and 20%, of total deposits, respectively on June 30, 2025, compared to 29%, 51%, and 20%, on December 31, 2024, and 31%, 53%, and 16%, on June 30, 2024. The composition of the deposit portfolio remained largely consistent with the prior period.

Subordinated Debt

The Company assumed two subordinated debt issuances from the acquisition of Touchstone. The subordinated debt assumed consisted of a $8.0 million issuance at a 6.00% fixed-to-floating rate subordinated note callable due 2030. The floating rate period for this subordinated note begins August 15, 2025, accordingly the related interest expense could increase during the floating rate period. The subordinated debt assumed also consisted of a $10.0 million issuance at a 4.00% fixed-to-floating rate subordinated note due 2032. During the second quarter of 2025, a $500 thousand tranche of the $10.0 million issuance became available to payoff early since the recipient bank was acquired. The Company paid off this portion of the debt for $420 thousand and recognized an $80 thousand gain on the redemption of the subordinated debt.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, unpledged securities held-to-maturity, at par, eligible to be pledged, and available lines of credit totaled $800.2 million on June 30, 2025, $758.0 million on December 31, 2024, and $553.3 million on June 30, 2024.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $545.7 million on June 30, 2025, $537.0 million on December 31, 2024, and $419.4 million on June 30, 2024. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $451.9 million on June 30, 2025, $445.5 million on December 31, 2024, and $324.5 million on June 30, 2024.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of June 30, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2025:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	12.89%
Tier 1 capital to risk-weighted assets	6.00%	11.81%
Common equity Tier 1 capital to risk-weighted assets	4.50%	11.81%
Tier 1 capital to average assets	4.00%	8.56%
Capital conservation buffer ratio(1)		4.89%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2025 and December 31, 2024.

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

Commitments to extend credit, which amounted to $282.7 million at June 30, 2025, and $212.3 million at June 30, 2024, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2025 and December 31, 2024, the Bank had $12.5 million and $15.6 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At June 30, 2025, the cash flow hedges had a fair value of $2.4 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2025 , none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 13, 2025
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ Brad E. Schwartz	August 13, 2025
Brad E. Schwartz	Date
Executive Vice President and Chief Financial Officer