Form 10-Q
period 2025-09-30
FIRST NATIONAL CORP /VA/
filed 2025-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2025, 9,010,817 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2025	2024*
Assets
Cash and due from banks	$23,716	$24,916
Interest-bearing deposits in banks	165,601	137,958
Cash and cash equivalents	$189,317	$162,874
Securities available for sale, at fair value	196,476	163,847
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2025, $83; 2024, $95)	104,608	109,741
Restricted securities, at cost	4,436	3,741
Loans held for sale	—	409
Loans, net of allowance for credit losses, 2025, $14,447; 2024, $16,400	1,418,750	1,450,195
Other real estate owned, net of valuation allowance, 2025, $0; 2024, $0	—	53
Premises and equipment, net	34,107	34,824
Accrued interest receivable	6,238	6,020
Bank owned life insurance	38,652	37,873
Goodwill	3,030	3,030
Core deposit intangibles, net	13,661	14,986
Other assets	21,479	22,688
Total assets	$2,030,754	$2,010,281

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$511,482	$520,153
Savings and interest-bearing demand deposits	931,241	923,726
Time deposits	366,860	359,899
Total deposits	$1,809,583	$1,803,778
Subordinated debt, net of issuance cost	21,241	21,176
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	9,442	9,517
Total liabilities	$1,849,545	$1,843,750

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2025, 9,009,209 shares; 2024, 8,974,102 shares	11,262	11,218
Surplus	78,187	77,058
Retained earnings	104,964	96,947
Accumulated other comprehensive loss, net	(13,204)	(18,692)
Total shareholders’ equity	$181,209	$166,531
Total liabilities and shareholders’ equity	$2,030,754	$2,010,281

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$21,430	$14,479	$63,661	$41,967
Interest on deposits in banks	1,733	1,538	5,295	4,405
Interest on federal funds sold	1	—	40	—
Interest and dividends on securities:
Taxable interest	1,562	1,091	4,189	3,449
Tax-exempt interest	296	303	894	914
Dividends	65	33	194	98
Total interest and dividend income	$25,087	$17,444	$74,273	$50,833
Interest Expense
Interest on deposits	$6,246	$4,958	$18,363	$14,549
Interest on subordinated debt	479	69	1,414	207
Interest on junior subordinated debt	67	68	199	202
Interest on other borrowings	—	600	3	1,782
Total interest expense	$6,792	$5,695	$19,979	$16,740
Net interest income	$18,295	$11,749	$54,294	$34,093
Provision for credit losses	193	1,700	1,936	3,100
Net interest income after provision for credit losses	$18,102	$10,049	$52,358	$30,993
Noninterest Income
Service charges on deposit accounts	$985	$675	$3,018	$1,941
ATM and check card fees	1,336	934	3,460	2,513
Wealth management fees	910	952	2,675	2,714
Fees for other customer services	407	276	895	649
Brokered mortgage fees	166	92	459	162
Income from bank owned life insurance	284	191	761	491
Net gains on redemption of subordinated debt	—	39	80	39
Net gains on sale of mortgage loans held for sale	5	—	5	—
Bargain purchase gain	304	—	304	—
Other operating income	103	44	343	1,427
Total noninterest income	$4,500	$3,203	$12,000	$9,936
Noninterest Expense
Salaries and employee benefits	$8,487	$5,927	$25,209	$17,637
Occupancy	1,025	585	3,038	1,668
Equipment	1,056	726	3,138	2,008
Marketing	324	262	830	730
Supplies	158	123	573	354
Legal and professional fees	660	596	1,775	2,172
ATM and check card expense	569	394	1,545	1,123
FDIC assessment	305	195	1,034	575
Bank franchise tax	350	262	1,015	785
Data processing expense	495	290	1,761	699
Core deposit intangible amortization expense	442	4	1,325	13
Other real estate owned, net	—	10	(7)	10
Net (gains) losses on disposal of premises and equipment	(23)	2	(16)	51
Merger expense	—	219	2,032	790
Other operating expense	1,934	864	6,056	2,390
Total noninterest expense	$15,782	$10,459	$49,308	$31,005

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Income before income taxes	$6,820	$2,793	$15,050	$9,924
Income tax expense	1,270	545	2,851	2,025
Net income	$5,550	$2,248	$12,199	$7,899
Earnings per common share
Basic	$0.62	$0.36	$1.36	$1.26
Diluted	$0.62	$0.36	$1.35	$1.26

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net income	$5,550	$2,248	$12,199	$7,899
Other comprehensive income (loss), net of tax,
Unrealized holding gains on available for sale securities, net of tax of $734 and $980 for the three months and $1,392 and $706 for the nine months ended September 30, 2025 and 2024, respectively	2,757	3,687	5,237	2,652
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $51 and $66 for the three months and $152 and $210 for the nine months ended September 30, 2025 and 2024, respectively	190	248	569	791
Change in fair value of cash flow hedges, net of tax ($17) and ($87) for the three months and ($85) and ($47) for the nine months ended September 30, 2025 and 2024, respectively	(59)	(328)	(318)	(172)
Total other comprehensive income	2,888	3,607	5,488	3,271
Total comprehensive income	$8,438	$5,855	$17,687	$11,170

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$12,199	$7,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,046	1,294
Amortization of core deposit intangibles	1,325	13
Amortization of debt issuance costs	1	2
Amortization of subordinated debt fair value mark	564	—
Gain on redemption of subordinated debt	(80)	—
Origination of mortgage loans held for sale	(3,562)	—
Proceeds from sale of mortgage loans held for sale	3,971	—
Provision for credit losses on loans	1,835	3,146
(Recovery of) credit losses on securities held to maturity	(12)	(3)
Provision for (recovery of) credit losses on unfunded commitments	113	(42)
Net (gain) on sale of other real estate owned	(7)	—
Increase in cash value of bank owned life insurance	(761)	(491)
Accretion of discounts and amortization of premiums on securities, net	567	661
Accretion of premium on time deposits	(673)	(47)
Accretion of certain acquisition-related loan premiums (discounts), net	(817)	(288)
Stock-based compensation	1,031	466
Excess tax benefits on stock-based compensation	21	1
(Gain) loss on disposal of premises and equipment, net	(16)	51
Bargain purchase gain	(304)	—
Deferred income tax (benefit)	484	90
Changes in assets and liabilities:
(Increase) in interest receivable	(218)	(139)
Decrease (increase) in other assets	116	(1,223)
(Decrease) increase in accrued interest payable and other liabilities	(1,158)	3,088
Net cash provided by operating activities	$16,665	$14,478
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$19,772	$9,587
Proceeds from maturities, calls, and principal payments of securities held to maturity	5,803	27,777
Purchases of securities available for sale	(46,276)	—
Purchases of restricted securities	(741)	(34)
Net redemption of restricted securities	46	—
Purchase of premises and equipment	(2,674)	(2,163)
Proceeds from sale of premises and equipment	1,361	—
Proceeds from sale of other real estate owned	60	—
Purchase of bank owned life insurance	(18)	—
Proceeds from cash value of bank owned life insurance	—	401
Net decrease (increase) in loans	30,427	(27,474)
Net cash provided by investing activities	$7,760	$8,094

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(1,156)	$5,948
Net increase in time deposits	7,634	13,628
Redemption of subordinated debt	(420)	—
Cash dividends paid on common stock, net of reinvestment	(4,040)	(2,695)
Repurchase of common stock, stock incentive plan	—	(98)
Net cash provided by financing activities	$2,018	$16,783
Increase in cash and cash equivalents	$26,443	$39,355
Cash and Cash Equivalents
Beginning	$162,874	$87,161
Ending	$189,317	$126,516
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$20,934	$10,889
Income taxes	$2,200	$1,880
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$6,629	$3,358
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$721	$1,001
Change in fair value of cash flow hedges	$(403)	$218
Transfer from loans to other real estate owned	$—	$56
Issuance of common stock, dividend reinvestment plan	$142	$133

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2024	$7,851	$33,116	$97,966	$(19,042)	$119,891
Net income	—	—	2,248	—	2,248
Other comprehensive income	—	—	—	3,607	3,607
Cash dividends on common stock ($0.15 per share)	—	—	(944)	—	(944)
Stock-based compensation	—	264	—	—	264
Issuance of 2,798 shares common stock, dividend reinvestment plan	4	45	—	—	49
Issuance of 13,500 shares common stock, stock incentive plan	16	(16)	—	—	—
Balance, September 30, 2024	$7,871	$33,409	$99,270	$(15,435)	$125,115

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2025	$11,236	$77,578	$100,810	$(16,092)	$173,532
Net income	—	—	5,550	—	5,550
Other comprehensive income	—	—	—	2,888	2,888
Cash dividends on common stock ($0.155 per share)	—	—	(1,396)	—	(1,396)
Stock-based compensation	—	587	—	—	587
Issuance of 2,071 shares common stock, dividend reinvestment plan	3	45	—	—	48
Issuance of 18,000 shares common stock, stock incentive plan	23	(23)	—	—	—
Balance, September 30, 2025	$11,262	$78,187	$104,964	$(13,204)	$181,209

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	7,899	—	7,899
Other comprehensive income	—	—	—	3,271	3,271
Cash dividends on common stock ($0.45 per share)	—	—	(2,827)	—	(2,827)
Stock-based compensation	—	466	—	—	466
Issuance of 7,858 shares common stock, dividend reinvestment plan	10	123	—	—	133
Issuance of 30,262 shares common stock, stock incentive plan	38	(38)	—	—	—
Repurchase of 5,019 shares common stock, stock incentive plan	(6)	(92)	—	—	(98)
Balance, September 30, 2024	$7,871	$33,409	$99,270	$(15,435)	$125,115

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	12,199	—	12,199
Other comprehensive income	—	—	—	5,488	5,488
Cash dividends on common stock ($0.465 per share)	—	—	(4,182)	—	(4,182)
Stock-based compensation	—	1,031	—	—	1,031
Issuance of 6,644 shares common stock, dividend reinvestment plan	8	134	—	—	142
Issuance of 28,464 shares common stock, stock incentive plan	36	(36)	—	—	—
Balance, September 30, 2025	$11,262	$78,187	$104,964	$(13,204)	$181,209

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2025 and December 31, 2024, the statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024, the cash flows for the nine months ended September 30, 2025 and 2024, and the changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

Business Combination

On October 1, 2024, the Company completed the acquisition of Touchstone Bankshares, Inc. (Touchstone) with and into the Company (the Merger). Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. In connection with the transactions, the Company issued 2,673,640 shares of its common stock to Touchstone’s shareholders. Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. During the nine months ended September 30, 2025, the Company incurred merger costs totaling $2.0 million.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its financial statements.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for the Bank/Company for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

Other accounting standards that have been issued by the FASB or other standards setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$34,425	$124	$(418)	$34,131	$—
U.S. agency and mortgage-backed securities	115,347	206	(8,911)	106,642	—
Obligations of states and political subdivisions	62,146	30	(6,473)	55,703	—
Total securities available for sale	$211,918	$360	$(15,802)	$196,476	$—
Securities held to maturity:
U.S. Treasury securities	$9,825	$—	$(31)	$9,794	$—
U.S. agency and mortgage-backed securities	81,431	7	(6,178)	75,260	—
Obligations of states and political subdivisions	10,435	22	(828)	9,629	—
Corporate debt securities	3,000	—	(308)	2,692	(83)
Total securities held to maturity	$104,691	$29	$(7,345)	$97,375	$(83)
Total securities	$316,609	$389	$(23,147)	$293,851	$(83)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,483	$—	$(795)	$11,688	$—
U.S. agency and mortgage-backed securities	110,480	57	(12,498)	98,039	—
Obligations of states and political subdivisions	62,954	5	(8,839)	54,120	—
Total securities available for sale	$185,917	$62	$(22,132)	$163,847	$—
Securities held to maturity:
U.S. Treasury securities	$9,632	$—	$(125)	$9,507	$—
U.S. agency and mortgage-backed securities	86,555	—	(9,282)	77,273	—
Obligations of states and political subdivisions	10,649	8	(1,112)	9,545	—
Corporate debt securities	3,000	—	(450)	2,550	(95)
Total securities held to maturity	$109,836	$8	$(10,969)	$98,875	$(95)
Total securities	$295,753	$70	$(33,101)	$262,722	$(95)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$4,958	$—	$12,072	$(418)	$17,030	$(418)
U.S. agency and mortgage-backed securities	9,718	(78)	63,649	(8,833)	73,367	(8,911)
Obligations of states and political subdivisions	—	—	48,282	(6,473)	48,282	(6,473)
Total securities available for sale	$14,676	$(78)	$124,003	$(15,724)	$138,679	$(15,802)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,688	$(795)	$11,688	$(795)
U.S. agency and mortgage-backed securities	23,445	(237)	67,800	(12,261)	91,245	(12,498)
Obligations of states and political subdivisions	4,839	(135)	47,776	(8,704)	52,615	(8,839)
Total securities available for sale	$28,284	$(372)	$127,264	$(21,760)	$155,548	$(22,132)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $936 thousand and $472 thousand, respectively, at September 30, 2025.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At September 30, 2025, there were 4 out of 12 available for sale U.S. Treasury securities, 99 out of 120 U.S. agency and mortgage-backed available for sale securities, and 76 out of 96 obligations of states and political subdivisions available for sale in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at September 30, 2025. The weighted-average re-pricing term of the portfolio was 4.9 years at September 30, 2025. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2024. The weighted-average re-pricing term of the portfolio was 5.7 years at December 31, 2024. The unrealized losses at September 30, 2025 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, and obligations of states and political subdivisions portfolio were related to current interest rates above those that existed when these securities were purchased. Additionally, spreads on securities change from period to period, also impacting pricing. At September 30, 2025 the Company did not have credit concerns on any of the securities represented by these issuers.

The amortized cost and fair value of securities at September 30, 2025 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,519	$11,513	$14,981	$14,867
Due after one year through five years	65,594	64,464	13,485	12,862
Due after five years through ten years	39,643	37,338	17,249	16,225
Due after ten years	95,162	83,161	58,976	53,421
	$211,918	$196,476	$104,691	$97,375

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

The composition of restricted securities at September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Federal Home Loan Bank stock	$2,752	$1,467
Federal Reserve Bank stock	1,421	2,010
Community Bankers’ Bank stock	263	264
	$4,436	$3,741

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment or other observable transaction prices. The amounts included in other assets for the limited partnership investments were $2.4 million at September 30, 2025 and December 31, 2024.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2025 and December 31, 2024, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
September 30, 2025
Aaa	$9,825	$23,355	$2,267	$—	$35,447
Aa1 / Aa2 / Aa3	—	—	8,168	—	8,168
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	58,076	—	—	58,076
Total	$9,825	$81,431	$10,435	$3,000	$104,691
December 31, 2024
Aaa	$9,632	$23,173	$2,487	$—	$35,292
Aa1 / Aa2 / Aa3	—	—	8,162	—	8,162
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	63,382	—	—	63,382
Total	$9,632	$86,555	$10,649	$3,000	$109,836

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the three months ended September 30, 2025 and 2024.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, June 30, 2025	$—	$—	$—	$98	$98
Provision for credit losses	—	—	—	(15)	(15)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2025	$—	$—	$—	$83	$83

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, June 30, 2024	$—	$—	$1	$108	$109
Provision for credit losses	—	—	—	(5)	(5)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2024	$—	$—	$1	$103	$104

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2025	$—	$—	$—	$83	$83

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$107	$107
Provision for credit losses	—	—	1	(4)	(3)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2024	$—	$—	$1	$103	$104

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2023	$—	$—	$—	$107	$107
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2024	$—	$—	$—	$95	$95

At September 30, 2025 and December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  September 30, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Real estate loans:
Construction and land development	$78,470	$84,480
Secured by 1-4 family residential	533,458	547,167
Other real estate loans	684,535	672,162
Commercial and industrial loans	117,412	141,333
Consumer and other loans	19,322	21,453
Total loans	$1,433,197	$1,466,595
Allowance for credit losses	(14,447)	(16,400)
Loans, net	$1,418,750	$1,450,195

Net deferred loan fees included in the above loan categories were $1.5 million at September 30, 2025 and $1.3 million at  December 31, 2024. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $13.5 million at September 30, 2025 and $14.3 million at December 31, 2024. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $4.4 million as of September 30, 2025 and $5.8 million as of December 31, 2024.  Consumer and other loans included $535 thousand and $450 thousand of demand deposit overdrafts at September 30, 2025 and December 31, 2024, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  September 30, 2025 was $13.5 million.  The outstanding principal balance and the carrying amount at  September 30, 2025 and December 31, 2024 of loans acquired in business combinations were as follows:

	September 30, 2025	December 31, 2024
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$503,693	$603,046

Carrying amount
Real estate loans:
Construction and land development	$9,761	$15,810
Secured by 1-4 family residential	214,743	234,004
Other real estate loans	234,867	291,805
Commercial and industrial loans	27,361	40,885
Consumer and other loans	3,503	6,268
Total acquired loans	$490,235	$588,772

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$9	$—	$—	$9	$78,461	$78,470	$46	$—
Secured by 1-4 family residential	1,698	737	245	2,680	530,778	533,458	2,107	245
Other real estate loans	126	—	—	126	684,409	684,535	921	—
Commercial and industrial	704	242	143	1,089	116,323	117,412	2,627	143
Consumer and other loans	52	11	—	63	19,259	19,322	1	—
Total	$2,589	$990	$388	$3,967	$1,429,230	$1,433,197	$5,702	$388

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$56	$26	$23	$105	$84,375	$84,480	$50	$23
Secured by 1-4 family residential	2,192	210	54	2,456	544,711	547,167	2,148	54
Other real estate loans	12	41	—	53	672,109	672,162	—	—
Commercial and industrial	145	373	288	806	140,527	141,333	4,773	288
Consumer and other loans	31	—	—	31	21,422	21,453	—	—
Total	$2,436	$650	$365	$3,451	$1,463,144	$1,466,595	$6,971	$365

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$6,725	$695	$3,537	$2,023	$4,707	$3,946	$56,791	$78,424
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	46	—	46
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$6,725	$695	$3,537	$2,023	$4,707	$3,992	$56,791	$78,470

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$28,402	$31,463	$62,078	$104,025	$93,166	$141,035	$70,878	$531,047
Special Mention	—	119	—	—	—	77	—	196
Substandard	—	—	30	215	350	1,620	—	2,215
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$28,402	$31,582	$62,108	$104,240	$93,516	$142,732	$70,878	$533,458

Current period gross write-offs	$—	$—	$—	$—	$—	$44	$—	$44

Other real estate loans
Pass	$38,220	$61,134	$94,173	$131,894	$112,549	$204,271	$34,090	$676,331
Special Mention	—	314	—	—	—	6,648	—	6,962
Substandard	—	921	—	—	—	321	—	1,242
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$38,220	$62,369	$94,173	$131,894	$112,549	$211,240	$34,090	$684,535

Current period gross write-offs	$—	$—	$—	$—	$—	$7	$—	$7

Commercial and industrial
Pass	$6,569	$17,797	$16,683	$16,314	$13,786	$10,390	$31,732	$113,271
Special Mention	—	408	—	1,106	—	—	—	1,514
Substandard	—	—	574	714	399	—	—	1,687
Doubtful	—	—	—	—	—	940	—	940
Total commercial and industrial	$6,569	$18,205	$17,257	$18,134	$14,185	$11,330	$31,732	$117,412

Current period gross write-offs	$—	$618	$663	$1,868	$435	$2	$—	$3,586

Consumer and other loans
Pass	$4,228	$2,550	$2,662	$4,459	$115	$2,692	$2,615	$19,321
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$4,228	$2,550	$2,662	$4,459	$115	$2,693	$2,615	$19,322

Current period gross write-offs	$374	$8	$5	$—	$—	$6	$—	$393

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Pass	$4,419	$5,401	$2,421	$5,811	$4,424	$5,419	$56,509	$84,404
Special Mention	26	—	—	—	—	—	—	26
Substandard	—	—	—	18	—	32	—	50
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$4,445	$5,401	$2,421	$5,829	$4,424	$5,451	$56,509	$84,480

Current period gross write-offs	$—	$—	$—	$—	$—	$4	$—	$4

Secured by 1-4 family residential
Pass	$32,609	$69,884	$113,535	$99,470	$49,250	$115,032	$64,740	$544,520
Special Mention	120	—	—	—	—	83	—	203
Substandard	—	32	252	317		1,843	—	2,444
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$32,729	$69,916	$113,787	$99,787	$49,250	$116,958	$64,740	$547,167

Current period gross write-offs	$20	$—	$—	$—	$—	$18	$—	$38

Other real estate loans
Pass	$64,958	$83,725	$142,077	$120,012	$48,238	$192,869	$15,531	$667,410
Special Mention	318	—	—	—	—	4,072	—	4,390
Substandard	—	—	—	—	—	362	—	362
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$65,276	$83,725	$142,077	$120,012	$48,238	$197,303	$15,531	$672,162

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$24,270	$24,835	$21,819	$23,086	$3,583	$12,815	$22,627	$133,035
Special Mention	430	—	1,211	—	—	513	—	2,154
Substandard	615	737	3,699	647		446	—	6,144
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$25,315	$25,572	$26,729	$23,733	$3,583	$13,774	$22,627	$141,333

Current period gross write-offs	$110	$1,275	$772	$1,519	$20	$3	$—	$3,699

Consumer and other loans
Pass	$5,129	$1,697	$1,437	$130	$1,306	$2,566	$8,917	$21,182
Special Mention	—	270	—	—	—	—	—	270
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$5,129	$1,967	$1,437	$130	$1,306	$2,567	$8,917	$21,453

Current period gross write-offs	$249	$29	$9	$3	$1	$2	$—	$293

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  September 30, 2025, December 31, 2024 and September 30, 2024, the activity in the Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	September 30, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(44)	(7)	(3,586)	(393)	(4,052)
Recoveries	3	26	12	101	122	264
Provision for (recovery of) credit losses on loans	(67)	676	(1,577)	2,458	345	1,835
Ending Balance, September 30, 2025	$499	$4,924	$5,890	$2,900	$234	$14,447
Ending Balance:
Individually evaluated	—	—	—	1,629	—	1,629
Collectively evaluated	499	4,924	5,890	1,271	234	12,818
Loans:
Ending Balance	$78,470	$533,458	$684,535	$117,412	$19,322	$1,433,197
Individually evaluated	47	2,060	921	2,627	—	5,655
Collectively evaluated	78,423	531,398	683,614	114,785	19,322	1,427,542

	December 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	11	173	201	1	—	386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision on Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses on loans	148	(360)	1,190	3,665	(682)	3,961
Ending Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Ending Balance:
Individually evaluated	—	—	—	3,079	—	3,079
Collectively evaluated	585	4,266	7,462	848	160	13,321
Loans:
Ending Balance	$84,480	$547,167	$672,162	$141,333	$21,453	$1,466,595
Individually evaluated	50	2,148	—	4,773	—	6,971
Collectively evaluated	84,430	545,019	672,162	136,560	21,453	1,459,624

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Charge-offs	(4)	(10)	—	(2,355)	(232)	(2,601)
Recoveries	—	8	2	67	108	185
Provision for (recovery of) credit losses on loans	83	(313)	422	2,805	149	3,146
Ending Balance, September 30, 2024	$391	$2,844	$5,122	$4,223	$124	$12,704
Ending Balance:
Individually evaluated	—	—	—	3,377	—	3,377
Collectively evaluated	391	2,844	5,122	846	124	9,327
Loans:
Ending Balance	$61,446	$351,004	$449,746	$114,823	$17,701	$994,720
Individually evaluated	34	836	—	5,123	—	5,993
Collectively evaluated	61,412	350,168	449,746	109,700	17,701	988,727

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	September 30, 2025			December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$46	$—	$46	$50	$—	$50
Secured by 1-4 family residential	2,107	—	2,107	2,148	—	2,148
Other real estate loans	921	—	921	—	—	—
Commercial and industrial	—	2,627	2,627	237	4,536	4,773
Consumer and other loans	1	—	1	—	—	—
Total	$3,075	$2,627	$5,702	$2,435	$4,536	$6,971

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$968	$—	$968	$—	$—	$—
Secured by 1-4 family residential	2,107	—	2,107	703	—	703
Total	$3,075	$—	$3,075	$703	$—	$703

At September 30, 2025 and December 31, 2024 there were no allowance for credit losses on collateral-dependent loans.

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

The following table shows the amortized cost basis as of  September 30, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made:

	Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$188	0.16%	Interest rate reduced by 4%
Total	$188	0.16%

The following table shows the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made:

	Payment deferral
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$1,682	0.17%	Payment deferral of three months
Total	$1,682	0.17%

	Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$380	0.01%	Interest rate reduced by up to 4%
Total	$380	0.01%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the nine months ended September 30, 2025 and 2024, there were no payment defaults of modified loans that were modified during the previous twelve months. At  September 30, 2025 and  December 31, 2024 there was no allowance for credit losses on modified loans.

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

For the nine months ended September 30, 2025 and 2024, the Company recorded a $113 thousand provision for credit losses and a $42 thousand recovery on unfunded commitments, respectively. The allowance for credit losses on off-balance sheet exposures was $599 thousand and $371 thousand at  September 30, 2025 and 2024, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(Numerator):
Net income	$5,550	$2,248	$12,199	$7,899
(Denominator):
Weighted average shares outstanding – basic	8,999,153	6,287,997	8,988,692	6,278,668
Potentially dilutive common shares – restricted stock units	24,032	15,285	21,740	13,107
Weighted average shares outstanding – diluted	9,023,185	6,303,282	9,010,432	6,291,775
Income per common share
Basic	$0.62	$0.36	$1.36	$1.26
Diluted	$0.62	$0.36	$1.35	$1.26

Restricted stock units for 431 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2025, because they were antidilutive. There were no antidilutive shares of common stock for the three and nine months ended September 30,2024.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands).

		Fair Value Measurements at September 30, 2025
Description	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$34,131	$—	$34,131	$—
U.S. agency and mortgage-backed securities	106,642	—	106,642	—
Obligations of states and political subdivisions	55,703	—	55,703	—
Total securities available for sale	$196,476	$—	$196,476	$—
Derivatives - cash flow hedges	2,287	—	2,287	—
Total assets	$198,763	$—	$198,763	$—

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,688	$—	$11,688	$—
U.S. agency and mortgage-backed securities	98,039	—	98,039	—
Obligations of states and political subdivisions	54,120	—	54,120	—
Total securities available for sale	$163,847	$—	$163,847	$—
Derivatives - cash flow hedges	2,690	—	2,690	—
Total assets	$166,537	$—	$166,537	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was a no allowance for credit losses on collateral dependent loans at September 30, 2025 and  December 31, 2024.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the  nine  months ended  September 30, 2025  and the year ended  December 31, 2024 .

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

There were no assets measured at fair value on a nonrecurring basis for the nine months ended  September 30, 2025. The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the period ended  December 31, 2024 (dollars in thousands):

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

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at September 30, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$189,317	$189,317	$—	$—	$189,317
Securities available for sale	196,476	—	196,476	—	196,476
Securities held to maturity	104,608	—	97,292	—	97,292
Restricted securities	4,436	—	4,436	—	4,436
Loans, net	1,418,750	—	—	1,391,816	1,391,816
Bank owned life insurance	38,652	—	38,652	—	38,652
Accrued interest receivable	6,238	—	6,238	—	6,238
Derivatives - cash flow hedges	2,287	—	2,287	—	2,287
Financial Liabilities
Deposits	$1,809,583	$—	$1,442,723	$364,180	$1,806,903
Subordinated debt	21,241	—	—	19,703	19,703
Junior subordinated debt	9,279	—	—	8,454	8,454
Accrued interest payable	1,739	—	1,739	—	1739

		Fair Value Measurements at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$162,874	$162,874	$—	$—	$162,874
Securities available for sale	163,847	—	163,847	—	163,847
Securities held to maturity	109,741	—	109,741	—	109,741
Restricted securities	3,741	—	3,741	—	3,741
Loans held for sale	409	—	409	—	409
Loans, net	1,450,195	—	—	1,408,574	1,408,574
Bank owned life insurance	37,873	—	37,873	—	37,873
Accrued interest receivable	6,020	—	6,020	—	6,020
Derivatives - cash flow hedges	2,690	—	2,690	—	2,690
Financial Liabilities
Deposits	$1,803,778	$—	$1,445,033	$356,824	$1,801,857
Subordinated debt	21,176	—	—	23,596	23,596
Junior subordinated debt	9,279	—	—	12,310	12,310
Accrued interest payable	964	—	964	—	964

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

Compensation expense related to stock awards totaled $404 thousand for the three and nine months ended September 30, 2025. Compensation expense related to stock awards totaled $227 thousand for the three and nine months ended September 30, 2024.

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
	September 30, 2025
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	85,512	$21.57
Granted	18,455	25.61
Vested	(15,061)	19.49
Forfeited	(5,000)	—
Unvested, end of period	83,906	$22.76

The total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $1.2 million at September 30, 2025 and $366 thousand at  September 30, 2024. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the nine months ended  September 30, 2025 and 2024 totaled $627 thousand and $240 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at June 30, 2024	$(21,163)	$2,121	$(19,042)
Unrealized holding gains (net of tax, $980)	3,687	—	3,687
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $66)	248	—	248
Change in fair value of cash flow hedge (net of tax, ($87))	—	(328)	(328)
Change during period	3,935	(328)	3,607
Balance at September 30, 2024	$(17,228)	$1,793	$(15,435)

Balance at June 30, 2025	$(17,958)	$1,866	(16,092)
Unrealized holding gains (net of tax, $734)	2,757	—	2,757
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $51)	190	—	190
Change in fair value of cash flow hedge (net of tax, ($17))	—	(59)	(59)
Change during period	2,947	(59)	2,888
Balance at September 30, 2025	$(15,011)	$1,807	$(13,204)

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, $706)	2,652	—	2,652
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $210)	791	—	791
Change in fair value of cash flow hedge (net of tax, ($47))	—	(172)	(172)
Change during period	3,443	(172)	3,271
Balance at September 30, 2024	$(17,228)	$1,793	$(15,435)

Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding gains (net of tax, $1,392)	5,237	—	5,237
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $152)	569	—	569
Change in fair value of cash flow hedge (net of tax, ($85))	—	(318)	(318)
Change during period	5,806	(318)	5,488
Balance at September 30, 2025	$(15,011)	$1,807	$(13,204)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest Income
Service charges on deposit accounts	$985	$675	$3,018	$1,941
ATM and check card fees	1,336	934	3,460	2,513
Wealth management fees	910	952	2,675	2,714
Brokered mortgage fees	166	92	459	162
Bargain purchase gain	304	—	304	—
Fees for other customer services	407	—	895	—
Noninterest income (in-scope of Topic 606)	$4,108	$2,653	$10,811	$7,330
Noninterest income (out-of-scope of Topic 606)	392	550	1,189	2,606
Total noninterest income	$4,500	$3,203	$12,000	$9,936

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments are reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of September 30, 2025, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,287	$—	$—

	December 31, 2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,690	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Acquisition

On October 1, 2024, the Company completed its previously announced acquisition of Touchstone, the holding company for Touchstone Bank headquartered in Prince George, Virginia. Under the terms of the merger agreement, at the effective time of the Merger, each outstanding share of Touchstone common stock was converted into 0.55 shares of the Company’s common stock, resulting in 2.7 million additional shares issued, or aggregate consideration of $46.8 million, based on the closing price per share of the Company’s common stock as quoted on the NASDAQ Capital Market on September 30, 2024, which was the last trading day prior to the consummation of the merger. With the acquisition of Touchstone, the Company acquired 12 branches, deepening its presence in central Virginia and expanding its franchise into contiguous markets in southern Virginia and northern North Carolina. As a result of the Touchstone merger, the Company recognized an adjusted bargain purchase gain of $3.2 million.

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred merger costs totaling $2.0 million and $7.2 million for the nine months ended September 30, 2025, and year ended December 31, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)

As of the acquisition date, the Company recognized a preliminary bargain purchase gain of $2.9 million. While the Company believes that the information available on October 1, 2024, provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts and associated bargain purchase gain recorded. Valuations subject to change include, but are not limited to: loans, identified intangible assets, certain deposits, borrowings, income taxes, and certain other assets and liabilities. Subsequent adjustments are reflected in subsequent filings and are summarized below.

As of September 30, 2025, the Company has recognized a bargain purchase gain, as adjusted, of $3.2 million. This includes a $304 thousand increase in the bargain purchase gain for the three months ended September 30, 2025, due to a higher than anticipated tax refund from the final Touchstone tax return. This adjustment is included in noninterest income in the Company's Consolidated Statements of Income for the three and nine months ended September 30, 2025. The following table provides an assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the acquisition adjusted for changes identified during the measurement period.

(in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase price consideration:
Fair value of shares of the Company’s common stock	$46,789	$—	$46,789
Cash paid for fractional shares	10	—	10
Total purchase price	$46,799	$—	$46,799

Fair value of assets acquired:
Cash and cash equivalents	$70,253	$—	$70,253
Securities AFS	62,166	—	62,166
Loans, net accretion	479,341	—	479,341
Premises and equipment	11,388	—	11,388
CDI and other intangibles	15,329	—	15,329
Bank owned life insurance	12,617	—	12,617
Other assets	13,232	304	13,536
Total assets	$664,326	$304	$664,630

Fair value of liabilities assumed:
Deposits	$555,439	$—	$555,439
Short-term borrowings	39,305	—	39,305
Subordinated debt	16,176	—	16,176
Other liabilities	3,687	—	3,687
Total liabilities	$614,607	$—	$614,607

Fair value of net assets acquired	$49,719	$304	$50,023
Preliminary bargain purchase gain	$2,920	$304	$3,224

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

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone, had the following impact on the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, as follows (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Loans (1)	$81	$96
Core deposit intangible (2)	(442)	(4)
Subordinated Debt (3)	(93)	—
Time deposits (4)	55	—
Net impact to income before taxes	$(399)	$92

	For the Nine Months Ended September 30,
	2025	2024
Loans (1)	$817	$288
Core deposit intangible (2)	(1,325)	(13)
Subordinated Debt (3)	(564)	—
Time deposits (4)	661	—
Net impact to income before taxes	$(411)	$275

(1)           Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company’s Consolidated Statements of Income.

(2)           Core deposit and other intangible premium amortization is included in "Amortization expense" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.

(3)           Borrowings acquisition-related fair value adjustments (accretion) amortization is included in "Interest on subordinated debt" in the "Interest Expense" section of the Company’s Consolidated Statements of Income.

(4)           Certificate of deposit acquisition-related fair value adjustments (accretion) amortization is included in "Interest on deposits" in the "Interest expense" section of the Company’s Consolidated Statements of Income.

Other Intangible Assets

Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. During the year ended December 31, 2024, the Company recorded $15.3 million of core deposit intangibles associated with the acquisition of Touchstone.

The gross carrying amounts and accumulated amortization of other intangible assets for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Beginning of period, June 30	$14,102	$108
Core deposit intangible acquired	—	—
Amortization	(442)	(4)

Total core deposit intangible	$13,660	$104

	For the Nine Months Ended September 30,
	2025	2024
Beginning of period, December 31	$14,985	$117
Core deposit intangible acquired	—	—
Amortization	(1,325)	(13)

Total core deposit intangible	$13,660	$104

Notes to Consolidated Financial Statements (Unaudited)

The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carry amounts may not be recoverable. Total amortization expense associated with intangible assets was $1.3 million for the nine months ended September 30, 2025.

Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining three months ending December 31, 2025	$442
2026	1,736
2027	1,697
2028	1,651
2029	1,596
Thereafter	6,538
Total	$13,660

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

The reportable segments are:

●

Community Banking - The Community Banking segment involves making loans and generating deposits from individuals, businesses, and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related fees, such as fees for debit cards and ATM usage and fees for brokered mortgage services, generates income for the Community Banking segment.

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

Segment information for the three and nine months ended September 30, 2025 and 2024, is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $497 million at the end of the third quarter 2025.

	For the Nine Months Ended September 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$74,052	$221	$74,273
Interest Expense	19,979	—	19,979
Net interest income	$54,073	$221	$54,294
Provision for credit losses	1,936	—	1,936
Net interest income after provision for credit losses	$52,137	$221	$52,358
Noninterest Income:
Service charges on deposit accounts	$3,018	$—	$3,018
ATM and check card fees	3,460	—	3,460
Wealth management fees	—	2,675	2,675
Other operating income	2,847	—	2,847
Total noninterest income	$9,325	$2,675	$12,000
Noninterest Expense:
Salaries and employee benefits	$24,576	$633	$25,209
Occupancy	3,016	22	3,038
Equipment	3,135	3	3,138
Legal and professional fees	1,764	11	1,775
Data processing expense	1,650	111	1,761
Investment management	—	985	985
Other operating expense	13,377	25	13,402
Total noninterest expense	$47,518	$1,790	$49,308
Income before income taxes	$13,944	$1,106	$15,050
Income tax expense	2,641	210	2,851
Net income	$11,303	$896	$12,199

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2024
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$50,615	$218	$50,833
Interest Expense	16,740	—	16,740
Net interest income	$33,875	$218	$34,093
Provision for credit losses	3,100	—	3,100
Net interest income after provision for credit losses	$30,775	$218	$30,993
Noninterest Income:
Service charges on deposit accounts	$1,941	$—	$1,941
ATM and check card fees	2,513	—	2,513
Wealth management fees	—	2,714	2,714
Other operating income	2,768	—	2,768
Total noninterest income	$7,222	$2,714	$9,936
Noninterest Expense:
Salaries and employee benefits	$17,006	$631	$17,637
Occupancy	1,646	22	1,668
Equipment	2,005	3	2,008
Legal and professional fees	2,161	11	2,172
Data processing expense	590	109	699
Investment management	—	983	983
Other operating expense	5,818	20	5,838
Total noninterest expense	$29,226	$1,779	$31,005
Income before income taxes	$8,771	$1,153	$9,924
Income tax expense	1,790	235	2,025
Net income	$6,981	$918	$7,899

	For the Three Months Ended September 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$25,006	$81	$25,087
Interest Expense	6,792	—	6,792
Net interest income	$18,214	$81	$18,295
Provision for credit losses	193	—	193
Net interest income after provision for credit losses	$18,021	$81	$18,102
Noninterest Income:
Service charges on deposit accounts	$985	$—	$985
ATM and check card fees	1,336	—	1,336
Wealth management fees	—	910	910
Other operating income	1,269	—	1,269
Total noninterest income	$3,590	$910	$4,500
Noninterest Expense:
Salaries and employee benefits	$8,282	$205	$8,487
Occupancy	1,017	8	1,025
Equipment	1,055	1	1,056
Legal and professional fees	649	11	660
Data processing expense	457	38	495
Investment management	—	350	350
Other operating expense	3,703	6	3,709
Total noninterest expense	$15,163	$619	$15,782
Income before income taxes	$6,448	$372	$6,820
Income tax expense	1,201	69	1,270
Net income	$5,247	$303	$5,550

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2024
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$17,368	$76	$17,444
Interest Expense	5,695	—	5,695
Net interest income	$11,673	$76	$11,749
Provision for credit losses	1,700	—	1,700
Net interest income after provision for credit losses	$9,973	$76	$10,049
Noninterest Income:
Service charges on deposit accounts	$675	$—	$675
ATM and check card fees	934	—	934
Wealth management fees	—	952	952
Other operating income	642	—	642
Total noninterest income	$2,251	$952	$3,203
Noninterest Expense:
Salaries and employee benefits	$5,716	$211	$5,927
Occupancy	577	8	585
Equipment	725	1	726
Legal and professional fees	592	4	596
Data processing expense	254	36	290
Investment management	—	325	325
Other operating expense	2,003	7	2,010
Total noninterest expense	$9,867	$592	$10,459
Income before income taxes	$2,357	$436	$2,793
Income tax expense	459	86	545
Net income	$1,898	$350	$2,248

Note 13. Subsequent Events

During the third quarter of 2025, the Company called $5 million in subordinated debt, at par, that was redeemed on October 1, 2025.  On October 2, 2025, the Company called an additional $8 million in subordinated debt, at par, that will be redeemed on November 15, 2025.  There is no gain or loss expected with these redemptions.  The Company believes that these capital redemptions will have minimal impact on our total risk-based capital ratio while improving our profitability in future periods.

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

•	U.S. and global trade policies and tensions, including change in, or the imposition of, tariffs and/or other barriers or restrictions on trade and/or any retaliatory counter measures, and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and
•	political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope, and effectiveness of the federal government, its agencies and services;
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2024.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2025 and statements of income of the Company for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2024. The statements of income for the three and nine months ended September 30, 2025 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, south-central regions of Virginia, the Richmond MSA, and northern North Carolina. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, government, hospitality, and higher education.  The Bank’s products and services are delivered through 33 bank branch offices, three loan production offices, and one customer service center in a retirement community. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2024. Many of the Bank’s services are also delivered through the Bank’s mobile banking platforms and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 54% of noninterest expenses for the nine months ended September 30, 2025, followed by other operating expense, which comprised 12% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Acquisition of Touchstone Bankshares, Inc.

On October 1, 2024, the Company completed the acquisition of Touchstone. Immediately following the Merger, Touchstone Bank, the wholly owned subsidiary of Touchstone, was merged with and into First Bank. Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth.  The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and three loan production offices, in addition to a wide array of online banking services. The Company incurred merger costs totaling $2.0 million and $7.2 million for the  nine months ended September 30, 2025 , and year ended December 31, 2024, respectively.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending September 30, 2025 and September 30, 2024

Net income increased $3.4 million to $5.6 million, or $0.62 per diluted share, for the three months ended September 30, 2025 , compared to $2.2 million, or $0.36 per diluted share, for the same period in 2024 . Return on average assets was 1.09% and return on average equity was 12.43% for the third quarter of 2025 , compared to 0.62% and 7.28%, respectively, for the same period in 2024 .

The increase in net income resulted primarily from an $8.1 million increase in net interest income after provision, partially offset by a $5.3 million increase in noninterest expenses, both primarily related to the Touchstone acquisition.

Net interest income increased by $6.5 million as total interest income increased by $7.6 million and was partially offset by a $1.1 million increase in total interest expense. Net interest income was positively impacted by a $522.8 million, or 38.0%, increase in average earning assets which was offset by a $382.0 million, or 41.1%, increase in interest bearing liabilities. Net interest income was also positively impacted by a 41-basis point increase in the net interest margin to 3.84%.

Our provision for credit losses decreased by $1.5 million for the third quarter of 2025. The provision for credit losses totaled $193 thousand and was comprised of a $200 thousand provision for credit losses on loans, an $8 thousand provision for credit losses on unfunded commitments, and a $14 thousand recovery of credit losses on securities held-to-maturity. For the same period of 2024, the provision for credit losses totaled $1.7 million.

Noninterest income increased by $1.3 million in the third quarter of 2025 primarily from increases in services charges, ATM and check card fees, fees for other customer services, income from BOLI, and bargain purchase gain. This also grew primarily due to the increase in deposits related to the Touchstone acquisition.

Noninterest expenses increased by $5.3 million and were primarily attributable to a $2.6 million increase in salaries and employee benefits, a $1.6 million in other operating expense, a $438 thousand increase in amortization expense, a $440 thousand increase in occupancy expense, a $330 thousand increase in equipment expense, and a $205 thousand increase in data processing expense. The increases are primarily driven by the Touchstone merger resulting in increased operating expenses due to operating additional offices, increased data processing expenses with increased customer transactions, and amortization expense due to core deposit intangible accretion on deposits acquired from Touchstone.

Comparing the Nine-Month Periods Ending September 30, 2025 and September 30, 2024

Net income increased $4.3 million to $12.2 million, or $1.35 per diluted share, for the nine months ended September 30, 2025, compared to $7.9 million, or $1.26 per diluted share, for the same period in 2024. Return on average assets was 0.81% and return on average equity was 9.47% for the nine months ended September 30, 2025, compared to 0.73% and 8.84%, respectively, for the same period in 2024.

The $4.3 million increase in net income resulted primarily from a $20.2 million increase in net interest income after provision, offset by $18.3 million increase in noninterest expenses. Noninterest expense increased due to merger expenses of $2.0 million and additional operating expenses resulting from operating and staffing additional branches and duplicative expenses for data processing that were incurred until the system integration in February.

Net interest income increased by $20.2 million as total interest income increased by $23.4 million and was partially offset by a $3.2 million increase in total interest expense. Primarily as a result of the Touchstone merger, net interest income was positively impacted by a $526.3 million, or 38.5%, increase in average earning assets which was offset by a $379.1 million, or 40.8%, increase in average interest bearing liabilities. Net interest income was also positively impacted by a 49-basis point increase in the net interest margin to 3.85%.

Provision for credit losses decreased by $1.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, provision for credit losses totaled $1.9 million and was comprised of a $1.8 million provision for credit losses on loans, a $113 thousand provision for credit losses on unfunded commitments, and a $12 thousand recovery of credit losses on securities held-to-maturity. For the same period of 2024, the provision for credit losses totaled $3.1 million.

Noninterest income increased by $2.1 million in the nine months ended September 30, 2025 from increases in services charges, ATM and check card fees, and brokered mortgage fees, income from BOLI, and bargain purchase gain, offset by a decrease in other operating income related to a loan recovery of a previously acquired loan recognized in 2024.

Noninterest expenses increased by $18.3 million and were primarily attributable to a $7.6 million increase in salaries and employee benefits, a $1.2 million increase in merger expense, a $3.7 million increase in other operating expense, a $1.4 million increase in occupancy expense, a $1.1 million increase in data processing expense, a $1.3 million increase in amortization expense, and a $1.1 million increase in equipment expense. The increase is primarily driven by the Touchstone merger resulting in increased operating expenses due to operating additional branches, duplicative expenses incurred prior to system integration, and amortization expense due to core deposit intangible accretion on deposits acquired from Touchstone.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest expense	$15,782	$10,459	$49,308	$31,005
Add: other real estate owned income, net	—	(10)	7	(10)
Subtract: amortization of intangibles	(442)	(4)	(1,325)	(13)
Subtract: loss on disposal of premises and equipment, net	9	(2)	16	(51)
Subtract: merger related expenses	—	(219)	(2,032)	(790)
	$15,349	$10,224	$45,974	$30,141
Tax-equivalent net interest income	$18,385	$11,842	$54,571	$34,360
Noninterest income	4,500	3,203	12,000	9,936
Subtract: other gains	—	—	(80)	—
Subtract: bargain purchase gain	(304)	—	(304)	—
	$22,581	$15,045	$66,187	$44,296
Efficiency ratio	67.97%	67.95%	69.46%	68.04%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income and then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2025 and 2024 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
GAAP measures:
Interest income – loans	$21,430	$14,479	$63,661	$41,967
Interest income – investments and other	3,657	2,965	10,612	8,866
Interest expense – deposits	(6,246)	(4,958)	(18,363)	(14,549)
Interest expense – subordinated debt	(479)	(69)	(1,414)	(207)
Interest expense – junior subordinated debt	(67)	(68)	(199)	(202)
Interest expense – other borrowings	—	(600)	(3)	(1,782)
Total net interest income	$18,295	$11,749	$54,294	$34,093
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$11	$12	$39	$25
Tax benefit realized on non-taxable interest income – municipal securities	79	81	238	242
Total tax benefit realized on non-taxable interest income	$90	$93	$277	$267
Total tax-equivalent net interest income	$18,385	$11,842	$54,571	$34,360

	Net Interest Margin
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Tax-equivalent net interest income	$18,385	$11,842	$54,571	$34,360
Average earnings assets	$1,897,328	$1,374,566	$1,892,933	$1,366,639
Net Interest Margin	3.84%	3.43%	3.85%	3.36%

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

Net Income

Three Month Period Ended September 30, 2025

Net income increased $3.4 million to $5.6 million, or $0.62 per diluted share, for the three months ended September 30, 2025, compared to $2.2 million, or $0.36 per diluted share, for the same period in 2024. Return on average assets was 1.09% and return on average equity was 12.43% for the third quarter of 2025, compared to 0.62% and 7.28%, respectively, for the same period in 2024. The increase in net income resulted primarily from an $8.1 million increase in net interest income after provision, partially offset by a $5.3 million increase in noninterest expenses, both primarily related to the Touchstone acquisition.

Nine Month Period Ended September 30, 2025

Net income increased $4.3 million to $12.2 million, or $1.35 per diluted share, for the  nine months ended September 30, 2025 , compared to $7.9 million, or $1.26 per diluted share, for the same period in 2024 . Return on average assets was 0.81% and return on average equity was 9.47% for the  nine months ended September 30, 2025 , compared to 0.73% and 8.84%, respectively, for the same period in 2024.

The $4.3 million increase in net income resulted primarily from a $20.2 million increase in net interest income after provision, offset by a $18.3 million increase in noninterest expenses. Noninterest expense increased due to merger expenses of $2.0 million and additional operating expenses resulting from operating and staffing additional branches and duplicative expenses for data processing that were incurred until system integration in February.

Net Interest Income

Three Month Period Ended September 30, 2025

Net interest income increased $6.5 million, or 55.7%, to $18.3 million for the third quarter of 2025 compared to the same period in the prior year. Total interest income increased by $7.6 million, which was partially offset by interest expense, which increased by $1.1 million.  Net interest income was positively impacted by a 41-basis point increase in the net interest margin and a $522.8 million, or 38.0%, increase in average earning assets which was offset by a $382.0 million, or 41.1%, increase in average interest bearing liabilities.

The increase in total interest income was attributable to a $7.0 million, or 48.0%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 9-basis point increase in yield and a 45.4% increase in average balances compared to the same period in the prior year due to the merger with Touchstone.

The increase in total interest expense was attributable to a $1.3 million increase in interest expense on deposits and a $409 thousand increase on interest on subordinated debt, offset by a $600 thousand decrease in interest expense on other borrowings. The net interest margin was positively impacted by a 34-basis point decrease in the cost of interest-bearing deposits. The higher interest expense resulted from a 48.1% increase in average interest-bearing deposit balances. The increase in deposits and subordinated debt was due to assumed liabilities from the Touchstone merger. The lower interest expense on other borrowings resulted from the payoff of $50.0 million of borrowings at the end of 2024.

The net interest margin was 3.84% for the third quarter of 2025 compared to 3.43% for the same period in the prior year. When compared to the third quarter of 2024, the net interest margin increased by 41-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the cost of funds decreased when compared to prior quarterly periods consistent with the federal funds rate cuts in late 2024. The yield on earning assets was not materially impacted by net accretion income related to acquisition accounting of $43 thousand in the third quarter with no incremental increase or decrease to the net interest margin.

Nine Month Period Ended September 30, 2025

Net interest income increased $20.2 million, or 59.3%, to $54.3 million for the nine months ended September 30, 2025, compared to the same period in the prior year. Total interest income increased by $23.4 million, which was partially offset by interest expense, which increased by $3.2 million.  Net interest income was positively impacted by a 50-basis point increase in the net interest margin and a $526.3 million, or 38.5%, increase in average earning assets which was offset by a $379.1 million, or 40.8%, million increase in average interest bearing liabilities.

The increase in total interest income was attributable to a $21.7 million, or 51.7%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 16-basis point increase in yield and a 47.6% increase in average balances compared to the same period in the prior year due to the merger with Touchstone.

The increase in total interest expense was attributable to a $3.8 million increase in interest expense on deposits and a $1.2 million increase on interest on subordinated debt, offset by a $1.8 million decrease in interest expense on other borrowings. Although net interest margin was positively impacted by a 32-basis point decrease in the cost of interest-bearing deposits, the higher interest expense resulted from a 47.5% increase in average interest-bearing deposit balances. The increase in deposits and subordinated debt was due to assumed liabilities from the Touchstone merger. The lower interest expense on other borrowings resulted from the payoff of $50.0 million of borrowings at the end of 2024.

The net interest margin was 3.85% for the nine months ended September 30, 2025, compared to 3.36% for the same period in the prior year. When compared to the nine months ended September 30, 2024, the net interest margin increased by 49-basis points as the yield on earning assets continued to increase at a similar pace as in prior quarters, while the cost of funds decreased when compared to prior quarterly periods consistent with the federal funds rate cuts in late 2024. The yield on earning assets was also positively impacted by net accretion income related to acquisition accounting of $914 thousand, or a 6-basis point incremental increase to the net interest margin.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$242,797	$1,562	2.55%	$214,190	$1,091	2.03%
Tax-exempt (1)	51,493	375	2.89%	53,302	384	2.86%
Restricted	4,436	65	5.80%	2,112	33	6.21%
Total securities	$298,726	$2,002	2.66%	$269,604	$1,508	2.30%
Loans: (2)
Taxable	$1,437,946	$21,386	5.90%	$987,892	$14,430	5.81%
Tax-exempt (1)	3,473	55	6.29%	3,291	61	7.33%
Total loans	$1,441,419	$21,441	5.90%	$991,183	$14,491	5.82%
Federal funds sold	55	—	—	—	—	0.00%
Interest-bearing deposits with other institutions	157,128	1,734	4.38%	113,779	1,538	5.38%
Total earning assets	$1,897,328	$25,177	5.26%	$1,374,566	$17,537	5.08%
Less: allowance for credit losses on loans	(15,378)			(12,151)
Total non-earning assets	141,008			86,849
Total assets	$2,022,958			$1,449,264
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$376,344	$1,256	1.32%	$236,346	$1,101	1.85%
Regular savings	209,909	208	0.39%	139,009	38	0.11%
Money market accounts	330,115	1,882	2.26%	283,771	2,097	2.94%
Time deposits	363,702	2,900	3.16%	205,253	1,722	3.34%
Total interest-bearing deposits	$1,280,070	$6,246	1.94%	$864,379	$4,958	2.28%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Subordinated debt	21,304	479	8.92%	4,998	69	5.51%
Junior subordinated debt	9,279	67	2.83%	9,279	68	2.89%
Other borrowings	—	—	0.00%	50,000	600	4.77%
Total interest-bearing liabilities	$1,310,653	$6,792	2.06%	$928,656	$5,695	2.44%
Non-interest bearing liabilities
Demand deposits	526,240			389,771
Other liabilities	8,935			7,955
Total liabilities	$1,845,828			$1,326,382
Shareholders’ equity	177,130			122,882
Total liabilities and Shareholders’ equity	$2,022,958			$1,449,264
Net interest income		$18,385			$11,842
Interest rate spread			3.21%			2.64%
Cost of funds			1.47%			1.72%
Interest expense as a percent of average earning assets			1.42%			1.65%
Net interest margin			3.84%			3.43%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $90 and $93 thousand for the three months ended September 30, 2025 and 2024, respectively.

(2)	Loans on non-accrual status are reflected in the average balances.

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$227,643	$4,189	2.46%	$221,092	$3,449	2.08%
Tax-exempt (1)	51,380	1,132	2.95%	53,536	1,157	2.89%
Restricted	4,353	194	5.96%	2,103	98	6.23%
Total securities	$283,376	$5,515	2.60%	$276,731	$4,704	2.27%
Loans: (2)
Taxable	$1,444,739	$63,513	5.88%	$979,608	$41,873	5.71%
Tax-exempt (1)	4,117	187	6.08%	1,679	118	9.38%
Total loans	$1,448,856	$63,700	5.88%	$981,287	$41,991	5.72%
Federal funds sold	1,182	40	4.52%	3	—	0.00%
Interest-bearing deposits with other institutions	159,519	5,295	4.44%	108,618	4,405	5.42%
Total earning assets	$1,892,933	$74,550	5.27%	$1,366,639	$51,100	4.99%
Less: allowance for credit losses on loans	(15,624)			(12,240)
Total non-earning assets	143,954			87,597
Total assets	$2,021,263			$1,441,996
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$370,045	$3,696	1.34%	$248,237	$3,555	1.91%
Regular savings	211,635	574	0.36%	143,495	121	0.11%
Money market accounts	332,864	5,713	2.30%	273,161	5,945	2.91%
Time deposits	362,860	8,380	3.09%	201,040	4,928	3.27%
Total interest-bearing deposits	$1,277,404	$18,363	1.92%	$865,933	$14,549	2.24%
Federal funds purchased	1	—	0.00%	1	—	0.00%
Subordinated debt	22,500	1,414	8.40%	4,998	207	5.55%
Junior subordinated debt	9,279	199	2.86%	9,279	202	2.90%
Other borrowings	92	3	4.63%	50,000	1,782	4.76%
Total interest-bearing liabilities	$1,309,276	$19,979	2.04%	$930,211	$16,740	2.40%
Non-interest bearing liabilities
Demand deposits	530,612			385,869
Other liabilities	9,078			6,582
Total liabilities	$1,848,966			$1,322,662
Shareholders’ equity	172,297			119,335
Total liabilities and Shareholders’ equity	$2,021,263			$1,441,997
Net interest income		$54,571			$34,360
Interest rate spread			3.23%			2.59%
Cost of funds			1.45%			1.70%
Interest expense as a percent of average earning assets			1.41%			1.64%
Net interest margin			3.85%			3.36%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $277 and $267 thousand for the nine months ended September 30, 2025 and 2024, respectively.

(2)	Loans on non-accrual status are reflected in the average balances.

Provision for Credit Losses

Three-Month Period Ended September 30, 2025

The provision for credit losses totaled $193 thousand for the three-month period ended September 30, 2025, compared to $1.7 million for the same period of the prior year. The provision was comprised of a $200 thousand provision for credit losses on loans, a $15 thousand recovery of credit losses on held-to-maturity securities and an $8 thousand provision for credit losses on unfunded commitments. As compared to the same period of the prior year, the decrease in provision for credit losses is driven by a decrease in the specific reserves on loans during the third quarter of 2025. The decrease in provision resulted in a lower allowance to total loans of 1.01% at September 30, 2025 compared to 1.05% at June 30, 2025.

Nine-Month Period Ended September 30, 2025

The provision for credit losses totaled $1.9 million for the nine-month period ended September 30, 2025, compared to $3.1 million for the same period of the prior year. The provision was comprised of a $1.8 million provision for credit losses on loans, which was partially offset by a $12 thousand recovery of credit losses on held-to-maturity securities and a $113 thousand provision for credit losses on unfunded commitments. As compared to the same period the prior year, the decrease in the provision for credit losses is driven by increases in the specific reserves on loans during the third quarter of 2024. Net charge-offs for the first nine months of 2025 totaled $3.8 million compared to $2.4 million for the first nine months of 2024. The increase in the level of net-charge offs has resulted in a decline in the ratio of allowance to total loans from 1.28% at September 30, 2024 to 1.01% at September 30, 2025. The loss model has been updated in 2025 to reflect the most recent bank and peer group loss rates, economic forecasts, prepayment speeds and curtailment rates for each loan category.

Noninterest Income

Three-Month Period Ended September 30, 2025

Noninterest income increased $1.3 million, or 40.5%, to $4.5 million for the third quarter of 2025, compared to the same period of 2024. The increase resulted from increases in service charges of $310 thousand, ATM and check card fees of $402 thousand, brokered mortgage fees of $74 thousand, income from BOLI of $93 thousand, and $304 thousand in bargain purchase gain. The bargain purchase gain resulted from a higher-than-expected tax refund related to the final Touchstone tax filing.

Nine-Month Period Ended September 30, 2025

Noninterest income increased $2.1 million, or 20.8%, to $12.0 million for the nine months ended September 30, 2025, compared to the same period of 2024. The increase resulted from increases in service charges of $1.1 million, ATM and check card fees of $947 thousand, brokered mortgage fees of $297 thousand,  income from BOLI of $270 thousand, and $304 thousand in bargain purchase gain. The increases in noninterest income were offset by a decrease in other operating income of $1.1 million from a recovery recognized in 2024 on a loan that was acquired through a business combination in 2021. The bargain purchase gain resulted from a higher-than-expected tax refund related to the final Touchstone tax filing.

Noninterest Expense

Three-Month Period Ended September 30, 2025

Noninterest expenses increased $5.3 million, or 50.9%, to $15.8 million for the three-month period ended September 30, 2025, compared to the same period one year ago. The increase was primarily attributable to $2.6 million, or 43.2%, increase in salaries and employee benefits, a $1.5 million, or 168.9%, increase in other operating expense, $440 thousand, or 75.2%, increase in occupancy expense, a $205 thousand, or 70.7%, increase in data processing expense, and a $438 thousand increase in amortization expense. The increases in salary and benefits, other operating expenses, occupancy expense, and data processing expense were primarily driven by the Touchstone merger resulting in increased operating expenses due to an increase in the number of employees, operating additional branches, and increased data processing expenses with increased customer transactions. Amortization expense increased due to core deposit intangible accretion on deposits acquired from Touchstone. These increases were offset by a decrease of $219 thousand, or 100.0%, in merger expenses compared to the same period in the prior year.

Nine-Month Period Ended September 30, 2025

Noninterest expenses increased $18.3 million, or 59.0%, to $49.3 million for the nine-month period ended September 30, 2025, compared to the same period one year ago. The increase was primarily attributable to a $7.6 million, or 42.9%, increase in salaries and employee benefits, a $3.7 million, or 152.7%, increase in other operating expense, a $1.2 million, or 157.2%,  increase in merger expenses, a $1.4 million, or 82.1%, increase in occupancy expense, a $1.3 million increase in amortization expense, a $1.1 million, or 151.9%, increase in data processing expense, and a $1.1 million, or 56.3%, increase in equipment expense. The increase in salaries and benefits reflects additional expenses due to an increase in the number of employees, increase in incentives, stock compensation expense, and salary and benefit increases from the prior year. The increase in merger expenses was primarily driven by expenses incurred in the first quarter of 2025 to facilitate system integration through conversion expenses and contract terminations. Other operating expenses, occupancy expense, data processing expense, and equipment expense primarily increased due to operating additional branches, increased data processing expenses with increased customer transactions, and duplicative expenses incurred prior to system integration. Amortization expense increased due to core deposit intangible accretion on deposits acquired from Touchstone.

Income Taxes

Three-Month Period Ended September 30, 2025

Income tax expense increased $725 thousand to $1.3 million for the third quarter of 2025, compared to the same period one year ago. The effective tax rate for the third quarter of 2025 was 18.6% compared to 19.5% for the same period in 2024. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended September 30, 2025 and 2024. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Nine-Month Period Ended September 30, 2025

Income tax expense increased $826 thousand to $2.9 million for the first nine months of 2025 , compared to the same period one year ago. The effective tax rate for the first nine months  2025 was 18.9% compared to 20.4% for the same period in 2024 . The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the  nine months ended September 30, 2025 , and 2024 . The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 .

Financial Condition

General

Assets totaled $2.03 billion at September 30, 2025, which was an increase of $20.5 million or 1.4% (annualized) from December 31, 2024. The asset composition changed during the first nine months of the year as interest-bearing deposits in banks increased by $27.6 million and loans, net of the allowance for credit losses, decreased by $31.4 million, while total securities increased by $27.5 million.

Total liabilities increased by $5.8 million during the nine-month period ended September 30, 2025, primarily from changes in customer deposits. Deposit balances and the composition of deposits as of September 30, 2025 did not change significantly as noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits decreased $8.7 million, increased $7.5 million, and increased $7.0 million, respectively from December 31, 2024.

Total shareholders’ equity increased by $14.7 million during the first nine months of 2025, primarily from an $8.0 million increase in retained earnings and a $5.5 million reduction in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to unrealized holding gains in the available-for-sale securities portfolio.  The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $1.419 billion at September 30, 2025, which was a $31.4 million or 8.7% (annualized) decrease from December 31, 2024, and a $436.7 million, or 44.5%, increase over September 30, 2024.The change in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 37%, 48%, and 8% of the loan portfolio, respectively, at September 30, 2025, and 37%, 46%, and 10% of the loan portfolio, respectively, at December 31, 2024.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unaccreted discounts, net of unamortized premiums totaling $13.5 million and $14.3 million, as of September 30, 2025 and December 31, 2024, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $15.1 million as of September 30, 2025, which included unamortized premiums totaling $4.5 million, compared to loans totaling $19.0 million as of December 31, 2024, which included unamortized premiums totaling $5.8 million.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $6.1 million and $7.0 million at September 30, 2025 and December 31, 2024, representing approximately 0.30% and 0.35% of total assets, respectively.  Nonaccrual loans totaled $5.7 million and $7.0 million at September 30, 2025 and December 31, 2024, respectively. There was no OREO at September 30, 2025 and $53 thousand at December 31, 2024. The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of September 30, 2025. Loans past due 90 days or more and accruing interest totaled $388 thousand and $365 thousand at September 30, 2025 and December 31, 2024, respectively.

On  September 30, 2025  commercial and industrial loans and residential real estate loans comprised 46% and 36% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $10.0 million and $9.1 million at  September 30, 2025  and December 31, 2024 , respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The finance company no longer offers this credit support. On September 30, 2025 , loans purchased from the finance company totaled $15.1 million, which was comprised of $10.6 million of loan balances and unamortized premiums totaling $4.5 million. As of September 30, 2025 , $1.7 million of these loans were non-accrual including premiums totaling $590 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $1.2 million and were included in the Company’s allowance for credit losses on loans. The remaining $13.4 million of loans with premiums totaling $3.9 million were considered performing and were included in the calculation of the general reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On September 30, 2025 , there was a total of 134 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 6.0 years.

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

On September 30, 2025 securities totaled $305.5 million, an increase of $28.2 million, or 10.2%, from $277.3 million at December 31, 2024. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2025, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $360 thousand and $62 thousand at September 30, 2025 and December 31, 2024, respectively. Gross unrealized losses in the available for sale portfolio totaled $15.8 million and $22.1 million at September 30, 2025 and December 31, 2024, respectively. Gross unrealized gains in the held to maturity portfolio totaled $29 thousand and $8 thousand at September 30, 2025 and December 31, 2024, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $7.3 million and $11.0 million at September 30, 2025 and December 31, 2024, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2024 to September 30, 2025 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

Deposits totaled $1.810 billion on September 30, 2025, which was a $5.8 million, or 0.6%, increase from December 31, 2024, and a $556.3 million, or 44.4%, increase from September 30, 2024. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 28%, 52%, and 20%, of total deposits, respectively on September 30, 2025, compared to 29%, 51%, and 20%, on December 31, 2024, and 31%, 53%, and 16%, on September 30, 2024. The composition of the deposit portfolio remained largely consistent with the prior period. The significant deposit growth year-over-year was primarily due to the Touchstone acquisition.

Subordinated Debt

The Company had three issuances of Subordinated debt at September 30, 2025. The Company assumed two of the subordinated debt issuances from the acquisition of Touchstone. The subordinated debt assumed consisted of an $8.0 million issuance of 6.00% fixed-to-floating rate subordinated notes due 2030. The floating rate period for these subordinated notes began August 15, 2025. In October 2025, the Company called the $8 million in subordinated debt, at par, to be redeemed on November 15, 2025.  The subordinated debt assumed also consisted of a $10.0 million issuance of 4.00% fixed-to-floating rate subordinated notes due 2032. During the second quarter of 2025, a $500 thousand tranche of the $10.0 million issuance became available to payoff early since the recipient bank was acquired. The Company paid off this portion of the debt for $420 thousand and recognized an $80 thousand gain on the redemption of the subordinated debt.

During the third quarter of 2025, the Company called $5 million in subordinated debt due 2030, at par, that was redeemed on October 1, 2025. There is no gain or loss expected with these redemptions.  The Company believes that these capital redemptions will have minimal impact on our total risk-based capital ratio while improving our profitability in future periods.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, and available lines of credit totaled $783.2 million on September 30, 2025, $758.0 million on December 31, 2024, and $499.1 million on September 30, 2024.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $555.0 million on September 30, 2025, $537.0 million on December 31, 2024, and $400.1 million on September 30, 2024. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $473.4 million on September 30, 2025, $319.1 million on December 31, 2024, and $322.6 million on September 30, 2024.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of September 30, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2025:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	13.40%
Tier 1 capital to risk-weighted assets	6.00%	12.36%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.36%
Tier 1 capital to average assets	4.00%	8.88%
Capital conservation buffer ratio(1)		5.40%

The following table shows the Company's regulatory capital ratios at September 30, 2025:

	Minimum Capital Requirement	First National Corporation
Total capital to risk-weighted assets	8.00%	15.15%
Tier 1 capital to risk-weighted assets	6.00%	12.83%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.20%
Tier 1 capital to average assets	4.00%	9.24%
Capital conservation buffer ratio(1)		6.83%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2025 and December 31, 2024.

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

Commitments to extend credit, which amounted to $288.1 million at September 30, 2025, and $212.9 million at September 30, 2024, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2025 and December 31, 2024, the Bank had $13.1 million and $15.6 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At September 30, 2025, the cash flow hedges had a fair value of $2.3 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2025 , none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 14, 2025
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ Brad E. Schwartz	November 14, 2025
Brad E. Schwartz	Date
Executive Vice President and Chief Financial Officer