Form 10-K
period 2025-12-31
FIRST NATIONAL CORP /VA/
filed 2026-03-25
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2025 was $150,573,153.

The number of outstanding shares of common stock as of March 16, 2026 was 9,040,967.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2026 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, and growth strategy. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels, inflation and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
•	advances and changes in technology, including artificial intelligence, and the Company’s ability to develop timely and competitive products and services and effectively manage related risks;
•

the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	prepayments of loans and securities could materially impact earnings through a reduction in interest income and fees on loans and interest income on securities;
•	the level of net charge-offs on loans and the adequacy of the allowance for credit losses on loans;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	demand for loan products;
•	deposit flows;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s, or industry's, reputation become damaged;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
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

•	U.S. and global trade policies and tensions, including change in, or the imposition of, tariffs and/or other barriers or restrictions on trade and/or any retaliatory counter measures, and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
•	the emergence of digital assets and payment stablecoins, and evolving legislative or regulatory frameworks, which could alter deposit flows, competition, and credit intermediation and, in turn, adversely affect the Company’s funding, liquidity, or overall financial performance;
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

General

First National Corporation (the Company) is a bank holding company incorporated under Virginia law on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is a commercial bank chartered under Virginia law. The Company’s subsidiaries are:

•	The Bank owns:
•	First Bank Financial Services, Inc.
•	Shen-Valley Land Holdings, LLC
•	McKenney Group, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. owns an interest in an entity that provides title insurance services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. McKenney Group, LLC owns an interest in a now inactive entity that previously provided insurance services. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

The Bank first opened for business on July 1, 1907, under the name The Peoples National Bank of Strasburg. On January 10, 1928, the Bank changed its name to The First National Bank of Strasburg. On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission’s Bureau of Financial Institutions to convert to a state chartered bank with membership in the Federal Reserve System. On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.

In March of 2025 two previously held subsidiaries of the Company, Bank of Fincastle Services, Inc. and ESF, LLC, were closed with no material impact to the financials related to the closures.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and currently represents the largest component of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, and ATM and check card fees.

Primary expense categories are salaries and employee benefits, which comprised 51% of noninterest expenses during 2025, followed by other operating expenses, which comprised 12% of noninterest expenses. The provision for credit losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, loan growth, evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Products and Services

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, and the south-central region of Virginia, including the Richmond MSA and northern North Carolina. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, government, hospitality, and higher education.  The Bank’s products and services are delivered through 33 bank branch offices, one loan production office, and a customer service center in a retirement community.  For the location and general character of each of these offices, see Item 2 of this Form 10-K. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

In addition, the financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems.

The Company's primary operating subsidiary, First Bank, believes its competitive advantages include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2025, the Bank employed a total of 308 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (FDIC) insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 (FDICIA), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

FDICIA, implemented through FDIC regulations (12 CFR Part 363), imposes annual audit and reporting requirements on insured depository institutions with total assets above certain thresholds to promote early identification of financial management issues. These requirements focus on audited financial statements, management’s responsibilities, and Internal Control over Financial Reporting (ICFR) assessments. On November 25, 2025, the FDIC officially adopted amendments to 12 CFR Part 363, effective January 1, 2026, to update certain regulatory thresholds that govern audit and reporting requirements. The Company will continue to provide management's attestation of effectiveness of FDICIA controls at the increased asset threshold of greater than $1 billion. Independent external auditor attestation on ICFR increased from $1 billion to $5 billion or more in assets.

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

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve Bank of Richmond and the Virginia State Corporation Commissions's Bureau of Financial Institutions. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The minimum capital level requirements applicable to the Bank under the rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This resulted in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2025:

First Bank
Total capital to risk-weighted assets	13.64%
Tier 1 capital to risk-weighted assets	12.59%
Common equity Tier 1 capital to risk-weighted assets	12.59%
Tier 1 capital to average assets	9.13%
Capital conservation buffer ratio(1)	5.64%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2025 and December 31, 2024.

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

On November 25, 2025 the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency proposed to lower the CBLR requirement from 9% to 8% and extend the length of time that a community banking organization can remain in the CBLR framework while not meeting all of the qualifying criteria from two quarters to four quarters. As the Bank has not opted into the CBLR framework, it does not expect any changes due to the proposal.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2025.

Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than "satisfactory" under the CRA, restrictions on operating activities could be imposed.  The Federal Reserve assigned the Bank the rating of "satisfactory" at the most recent CRA examination.

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

Digital Assets. In July 2025, President Trump signed into law the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), which establishes a regulatory framework for “payment stablecoins” and their issuers. The GENIUS Act permits payment stablecoins to be issued in the United States only by “permitted payment stablecoin issuers”, including the subsidiary of an insured depository institution such as the Bank. The GENIUS Act requires federal and state regulators to issue regulations on numerous topics to interpret and implement the act. The effect of the GENIUS Act on the Company and the Bank will depend on the final form of any regulations and cannot be predicted at this time. Digital assets activities are an area of significant focus for Congress, the current Presidential administration, and federal banking regulators. Any changes in law or in the Company’s or the Bank’s supervisory frameworks relating to digital assets cannot be predicted but may have a significant effect on the Company’s business.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2025, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Filings with the SEC

The Company’s internet address is www.fbvirginia.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (the SEC), are available free of charge at www.fbvirginia.com as soon as reasonably practicable after being filed with or furnished to the SEC. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: Brad E. Schwartz, Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657. The information on the Company's website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; changes in interest rates; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Company or its subsidiaries.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide banking and other financial services throughout the Company’s market areas, which include the Shenandoah Valley, Roanoke Valley, Richmond, south-central regions of Virginia, and northern North Carolina. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in, among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

Our mortgage department contributes to our noninterest income. We generate income from brokered mortgage loans and gains on sales of mortgage loans primarily from loans that we source and/or originate. Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry. During 2024, revenues from mortgage banking decreased significantly from historical levels, primarily due to lower mortgage volumes as market interest rates increased and the demand for mortgages declined. While brokered mortgage fees increased in 2025, loan production levels may suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, noninterest income from its mortgage operations. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies, Stablecoins, or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. Large technology companies offering embedded financial services, digital wallets, and payment platforms have also increased competitive pressures and may accelerate customer migration away from traditional banking products. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

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

We rely on the secure processing, storage, and transmission of confidential and other information in our and our vendors' computer systems and networks. While we have policies and procedures designed to prevent or limit the effect of a possible security breach, our computer systems, software, and networks, including those of our vendors, may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers. The continued evolution and increased usage of artificial intelligence technologies may further increase these risks. If one or more such events occur, this potentially could jeopardize our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or those of our vendors, or otherwise cause interruptions or malfunctions in our or our customers’ operations or result in the loss of money. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Further, the Company may utilize new technology, such as AI, in connection with its business and operations. AI may be developed internally, or may be provided by third- or fourth-party service providers. Any such new technology could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, products or services and/or technologies could have a material adverse effect on the Company's business, financial condition and results of operations. AI may introduce the Company to novel or intensified legal, regulatory, ethical, operational, reputational or other risks. AI usage is subject to a range of existing laws and regulations. AI is also expected to be governed by new laws and regulations, or new applications of existing laws and regulations. AI is under ongoing scrutiny by various governmental and regulatory bodies, with federal, state and international authorities either implementing or considering legal frameworks that could impact the Company's ability to leverage AI effectively. The Company may find it challenging to predict and adapt to these rapidly evolving legal requirements. AI models employed by the Company or its service providers might be flawed due to improper design, implementation, or training or outputs based on data or algorithms that are incomplete, inadequate, misleading, biased or of poor quality. These flaws may not be easily identifiable. Additionally, there is no certainty that the Company's use of AI will successfully enhance its business operations or achieve its intended outcomes, and its competitors may adopt AI more swiftly or effectively than the Company does.

Loss of any of our key personnel could disrupt our operations and result in reduced revenues or increased expenses.

We are a relationship-driven organization. A key aspect of our business strategy is for our banking officers to have primary contact with our customers. Our growth and development to date have been, in large part, a result of these personalized relationships with our customer base.

Our officers have considerable experience in the banking industry and related financial services and are extremely valuable and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon future prospects. Although we believe the Company has excellent employee relations and provides competitive compensation to its officers, we cannot offer any assurance that they and other key employees will remain employed by us. The unexpected loss of services of one or more of these key employees could have a material adverse effect on operations and possibly result in reduced revenues or increased expenses.

The success of our business strategies depends on our ability to identify and recruit individuals with experience and relationships in our primary markets.

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on the Company’s net income. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth, which could materially adversely affect our business.

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

The Company expects the Trump administration will implement a regulatory agenda that could reduce and streamline certain prudential and regulatory requirements applicable to banking organizations at a federal level. At this time, however, it is unclear what the impacts to the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies will be, what laws, regulations, and policies may change, and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment, and therefore its business, financial condition, and results of operations.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to corporate social responsibility, environmental concerns, governance and related practices. Failure to act responsibly or in line with regulatory and stakeholder expectations in a number of areas, such as climate risk, human capital and hiring practices, human rights, support for local communities, and corporate governance and transparency, could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. The rules, regulations and expectations of regulators, customers, investors, associates, and other stakeholders with respect to these matters continue to evolve, which could result in increases to the Company’s overall operational costs and increased management time and attention. Further, as these rules, regulations and expectations continue to evolve, the Company’s stakeholders may have differing views on related matters. Scrutiny, or the perception that the Company’s efforts are too ambitious or misdirected, could expose the Company to the risk of investigations, litigation and other proceedings or reputational harm. If the Company is unable to meet its social- or environmentally-related goals or evolving and divergent stakeholder expectations and industry standards, it could negatively impact the value of the Company’s brand, the cost of its operations and/or relationships with customers, investors or employees, any of which could adversely affect its business and results.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change continue to raise concerns for the state of the global environment. As a result, the Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. While the Trump administration has shifted federal policy to reduce the emphasis on climate change initiatives and environmental regulations, state and local regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, could affect our business operations. Among other things, the Company and its customers could face cost increases, compliance-related risks, asset value reductions and operating process changes.

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

The Audit Committee of our Board of Directors is responsible for overseeing our information security and technology governance programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Risk Officer reports to the Audit Committee of our Board of Directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Audit Committee of our Board of Directors reviews and approves our information security and technology policies annually. Additionally, the Audit Committee of our Board of Directors reviews our cyber security risk profile on a quarterly basis. The Audit Committee of our Board of Directors provides a report of their activities to the full Board of Directors at board meetings.

Item 2.	Properties

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2025, the Bank operated 33 branches throughout the Shenandoah Valley, south-central regions of Virginia, the Richmond and Roanoke market areas, and northern North Carolina. The Bank also operates a loan production office and a customer service center in a retirement community. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 7, “Premises and Equipment,” and Note 18, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 16, 2025 the Company had 1,374 shareholders of record and approximately 2,225 beneficial owners of shares of common stock.

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

Issuer Purchases of Equity Securities

There was no authorized repurchase plan, and the Company did not make any repurchases of common stock during 2025.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

The allowance for loan credit losses represents an amount which, in management’s judgement, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statement of Income. The evaluation also considers the following risk characteristics of each loan portfolio class:

●	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

●	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may not finish the construction project as planned because of financial pressure or other factors unrelated to the project.

●	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

●	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. Consumer loans are typically either unsecured or secured by rapidly depreciating assets such as automobiles. These loans are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances. Other loans included in this category include loans to states and political subdivisions.

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

Results of Operations

Executive Overview

The Company’s 2025 financial highlights:

●	The Company acquired Touchstone Bankshares, Inc. on October 1, 2024, and completed the operational merger in the first quarter of 2025.
●	Net income available to common shareholders was $17.7 million and diluted earnings per share was $1.96 compared to net income of $7.0 million and diluted earnings per share of $1.00 in 2024.
●	Earnings produced a return on average equity of 10.10% for 2025 compared to 5.33% for 2024.
●	Period end loans, net, decreased $15.2 million in 2025 as compared to 2024.
●	Period end deposits decreased $4.2 million in 2025 as compared to 2024.
●	The 2025 provision for credit losses on loans totaled $2.9 million, compared to $7.9 million in 2024.
●	Nonperforming assets as a percentage of total loans were 0.32% on December 31, 2025, compared to 0.50% in 2024.
●	The net interest margin increased to 3.88% for 2025, compared to 3.51% in 2024.

Net Income

Net income increased by $10.7 million to $17.7 million, or $1.96 per diluted share, for the year ended December 31, 2025, compared to $7.0 million, or $1.00 per diluted share, for the same period in 2024. Return on average assets was 0.87% and return on average equity was 10.10% for the year ended December 31, 2025, compared to 0.44% and 5.33%, respectively, for the year ended December 31, 2024.

The $10.7 million increase in net income resulted from a $20.8 million increase in net interest income, a $5.9 million decrease in merger expenses associated with the Touchstone acquisition, a $5.0 million decrease in provision for credit losses partially associated with the acquisition, and a $638 thousand increase in noninterest income. These favorable variances were partially offset by a $12.5 million, or 24%, increase in noninterest expense and a $3.2 million increase in income tax expense.

The following is selected financial data for the Company for the years ended December 31, 2025 and 2024. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

As of and for the years ended December 31,
	2025	2024
Results of Operations
Interest and dividend income	$99,497	$76,319
Interest expense	26,251	23,867
Net interest income	73,246	52,452
Provision for credit losses	2,887	7,850
Net interest income after provision for credit losses	70,359	44,602
Noninterest income	17,018	16,380
Noninterest expense	65,433	52,934
Income before income taxes	21,944	8,048
Income tax expense	4,241	1,082
Net income	$17,703	$6,966
Key Performance Ratios
Return on average assets	0.87%	0.44%
Return on average equity	10.10%	5.33%
Net interest margin (1)	3.88%	3.51%
Efficiency ratio (1)	68.18%	66.73%
Dividend payout	32.27%	60.54%
Equity to assets	9.14%	8.28%
Per Common Share Data
Net income, basic	$1.97	$1.00
Net income, diluted	1.96	1.00
Cash dividends	0.635	0.605
Book value at period end	18.83	16.48
Financial Condition
Assets	$2,037,978	$2,010,281
Loans, net	1,435,026	1,450,195
Securities	326,034	277,329
Deposits	1,799,548	1,803,778
Shareholders’ equity	186,196	166,531
Average shares outstanding, diluted	9,015	6,971
Capital Ratios (2)
Leverage	9.13%	7.95%
Risk-based capital ratios:
Common equity Tier 1 capital	12.59%	11.19%
Tier 1 capital	12.59%	11.19%
Total capital	13.64%	12.34%

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

	Efficiency Ratio
	2025	2024
Total noninterest expense (GAAP)	$65,433	$52,934
Subtract: other real estate (gain) loss and expense, net	7	(15)
Subtract: amortization of intangibles	(1,767)	(461)
Subtract: loss on disposal of premises and equipment, net	16	(47)
Subtract: merger expenses	(2,159)	(8,107)
Adjusted non-interest expense (non-GAAP)	$61,530	$44,304

Tax-equivalent net interest income (non-GAAP)	$73,613	$52,821
Total noninterest income (GAAP)	17,018	16,380
Gain on subordinated debt payoff	(80)	—
Bargain purchase gain from acquisition	(304)	(2,920)
Securities losses (gains), net	—	115
Adjusted income for efficiency ratio (non-GAAP)	$90,247	$66,396
Efficiency ratio (non-GAAP)	68.18%	66.73%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2025	2024
GAAP measures:
Interest income – loans	$85,174	$63,483
Interest income – investments and other	14,323	12,836
Interest expense – deposits	(24,292)	(20,964)
Interest expense – federal funds purchased	—	(1)
Interest expense – subordinated debt	(1,687)	(603)
Interest expense – junior subordinated debt	(266)	(270)
Interest expense – other borrowings	(6)	(2,029)
Total net interest income	$73,246	$52,452
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$52	$43
Tax benefit realized on non-taxable interest income - municipal securities	315	326
Total tax benefit realized on non-taxable interest income	$367	$369
Total tax-equivalent net interest income	$73,613	$52,821

Net Interest Income

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for credit losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income primarily consists of income from service charges on deposit accounts, ATM and check card income, wealth management income, income from other customer services, and income from bank owned life insurance. Noninterest expense primarily consists of salaries and benefits, occupancy and equipment expenses, marketing expenses, legal and professional fees, data processing expenses, atm and check card expenses, FDIC assessments, bank franchise taxes, merger expenses and other operating expenses.

Net interest income increased $20.8 million, or 39.6%, to $73.2 million for 2025 compared to the prior year. Total interest income increased by $23.2 million and was partially offset by total interest expense, which increased by $2.4 million.  The net interest margin increased by 37-basis points to 3.88% and average earnings assets increased by $393.5 million, or 26.1%, offset by a $279.9 million, or 27.1%, increase in average interest-bearing liabilities, in each case primarily related to the acquisition of Touchstone.

The increase in total interest income was primarily attributable to a $21.7 million, or 34%, increase in interest income and fees on loans. The increase in interest income on loans was attributable to a 12-basis point increase in the yield on loans and a 31.5% increase in average loan balances compared to the prior year due to the acquisition of Touchstone.

The increase in total interest expense was attributable to a $3.3 million increase in interest expense on deposits offset by a $2.0 million decrease in interest expense on other borrowings. Although there was a 31-basis point decrease in the cost of interest-bearing liabilities, interest expense increased due to a 31.9% increase in average interest-bearing deposits due to the acquisition of Touchstone.

The net interest margin was 3.88% for the year ended December 31, 2025, compared to the 3.51% for the prior year as the increase in the yield on earning assets exceeded the increase in cost of funds during 2025. Net accretion income related to acquisition accounting was $1.1 million, or a six-basis point incremental increase to the net interest margin.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2025 and 2024 as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2025			2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$160,064	$6,913	4.32%	$124,407	$6,490	5.22%
Securities:
Taxable	236,181	5,923	2.51%	221,611	4,733	2.14%
Tax-exempt (1)	51,613	1,502	2.91%	53,289	1,547	2.90%
Restricted	4,377	260	5.94%	2,522	202	8.01%
Total securities	292,171	7,685	2.63%	277,422	6,482	2.34%
Loans: (2)
Taxable	1,441,319	84,982	5.90%	1,096,312	63,320	5.78%
Tax-exempt (1)	3,978	244	6.13%	2,561	206	8.04%
Total loans	1,445,297	85,226	5.90%	1,098,873	63,526	5.78%
Federal funds sold	892	40	4.52%	4,244	189	4.44%
Total earning assets	1,898,424	99,864	5.26%	1,504,946	76,687	5.10%
Less: allowance for credit losses on loans	(15,437)			(13,381)
Total nonearning assets	143,540			105,585
Total assets	$2,026,527			$1,597,150
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$377,944	$4,880	1.29%	$278,558	$4,870	1.75%
Money market accounts	332,467	7,370	2.22%	294,818	8,265	2.80%
Savings accounts	210,510	756	0.36%	160,795	292	0.18%
Certificates of deposit:
Less than $250	292,203	8,831	3.02%	192,456	5,856	3.01%
Greater than $250	71,438	2,455	3.44%	46,846	1,668	3.56%
Brokered deposits	—	—	0.00%	288	13	4.82%
Total interest-bearing deposits	1,284,562	24,292	1.89%	973,761	20,964	2.15%
Federal funds purchased	1	—	0.00%	2	—	5.24%
Subordinated debt	20,308	1,687	8.31%	8,889	603	6.78%
Junior subordinated debt	9,279	266	2.86%	9,279	270	2.91%
Other borrowings	137	6	4.28%	42,486	2,029	4.78%
Total interest-bearing liabilities	1,314,287	26,251	2.00%	1,034,417	23,866	2.31%
Noninterest-bearing liabilities
Demand deposits	527,756			422,981
Other liabilities	9,220			9,037
Total liabilities	1,851,263			1,466,435
Shareholders’ equity	175,264			130,715
Total liabilities and shareholders’ equity	$2,026,527			$1,597,150
Net interest income		$73,613			$52,821
Interest rate spread			3.26%			2.79%
Cost of funds			1.43%			1.64%
Interest expense as a percent of average earning assets			1.38%			1.59%
Net interest margin			3.88%			3.51%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $367 thousand for 2025, and $369 thousand for 2024.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2025
	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$1,064	$(641)	$423
Loans, taxable	20,361	1,300	21,661
Loans, tax-exempt	66	(28)	38
Securities, taxable	329	861	1,190
Securities, tax-exempt	(51)	6	(45)
Securities, restricted	89	(31)	58
Federal funds sold	(152)	4	(148)
Total earning assets	$21,706	$1,471	$23,177
Checking	$39	$(29)	$10
Money market accounts	1,418	(2,313)	(895)
Savings accounts	110	354	464
Certificates of deposits:
Less than $250	2,993	(18)	2,975
Greater than $250	843	(56)	787
Brokered deposits	(13)	—	(13)
Subordinated debt	923	162	1,085
Junior subordinated debt	—	(4)	(4)
Other borrowings	(1,833)	(191)	(2,024)
Total interest-bearing liabilities	$4,480	$(2,095)	$2,385
Change in net interest income	$17,226	$3,566	$20,792

Provision for Credit Losses

Provision for credit losses totaled $2.9 million in 2025, compared to a provision for credit losses of $7.9 million for the prior year. The 2025 provision was comprised of a $2.8 million provision for credit losses on loans, a $141 thousand provision for credit losses on unfunded commitments, and a $12 thousand recovery of credit losses on held-to-maturity securities. Included in the provision for credit losses for the fourth quarter of 2024 was a $3.8 million initial provision expense on non-purchased credit deteriorated (PCD) loans acquired from Touchstone.

For the year ended December 31, 2025, the provision for credit losses on loans of $2.8 million and net charge offs of $4.4 million resulted in a $1.7 million decrease in the allowance for credit losses on loans. The $4.4 million of net charge-offs included $1.3 million of loans purchased through a third-party lending program and $650 thousand of related unamortized purchase premiums on the loans.

Outside of the initial provision expense recorded on non-PCD loans in 2024, the general reserve component of the ACLL decreased $395 thousand and the specific reserve component of the ACLL decreased $1.3 million in 2025. The decrease in the general reserve was attributable to a decrease in loans. Calculated loss rates were lower as were the inherent risks in the loan portfolio through adjustments to qualitative risk factors. The specific reserve decrease was driven by lower individually analyzed loans balances following charge-offs recorded in 2025.

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

Noninterest Income

Noninterest income totaled $17.0 million for the year, which was an increase of $638 thousand, or 3.9%, compared to $16.4 million for the prior year. The increase was primarily from increases in ATM and check card fees of $1.3 million, or 38.7%, and service charges on deposit accounts of $833 thousand, or 26.7%.  Noninterest income categories with moderate increases over the prior year included brokered mortgage fees which increased $397 thousand, or 157.5%, income from bank owned life insurance which increased $389 thousand, or 51.5%, and fees for other customer services which increased $221 thousand, or 22.9%. These increases were offset by a decrease of $2.6 million from the bargain purchase gain recognized on the acquisition of Touchstone.

Noninterest Expense

Noninterest expense increased $12.5 million, or 23.6%, for the year ended December 31, 2025, compared to the prior year.  The increase was primarily a result of salaries and employee benefits of $8.5 million and other operating expenses of $3.0 million. Categories with moderate increases over the prior year included occupancy expense which increased $1.5 million, or 56.8%, amortization expense which increased $1.3 million, or 283.3%, equipment expense which increased $1.2 million, or 37.5%, and data processing expense which increased $858 thousand, or 61.1%. The increase was primarily driven by the Touchstone merger resulting in increased operating expenses due to operating additional branches, duplicative expenses incurred prior to system integration, and amortization expense due to time deposit accretion on time deposits acquired from Touchstone. Other operating expense increased from higher recruiting expense, directors fees, debit card promotion expense, education and training, loan collection expense, item processing expense, core deposit intangible expense, and courier and armored services. These increases were offset by a decrease in merger expenses from prior year of $5.9 million, or 73.4%.

Income Taxes

Income tax expense increased $3.2 million during the year ended  December 31, 2025  compared to the prior year. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended  December 31, 2025  and 2024 . The difference was a result of an increase in net permanent tax deductions, primarily comprised of tax-exempt bargain purchase gain, interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets increased $27.7 million during the year and totaled $2.0 billion at December 31, 2025. The increase was attributable to a $53.7 million increase in securities available for sale. This increase was offset by a $15.2 million decrease in loans, net of allowance for credit losses, $6.9 million decrease in securities held to maturity, and a $4.1 million decrease in cash and due from banks.

Total liabilities increased $8.0 million during the year and totaled $1.9 billion at December 31, 2025.   The increase was attributable to other borrowings of $25.0 million from the Federal Home Loan Bank. Subordinated debt decreased by $12.9 million due to redemptions and total deposits decreased by $4.2 million.

Total shareholders' equity increased $19.7 million to $186.2 million at December 31, 2025, compared to $166.5 million at December 31, 2024. The increase was primarily attributable to a $12.0 million increase in retained earnings and $6.5 million decrease in accumulated other comprehensive loss.

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

The loan portfolio includes loans that were acquired through business combinations. Loans acquired through business combinations included unamortized discounts, net of unamortized premiums totaling $13.2 million and $14.3 million, as of December 31, 2025 and 2024, respectively, which are amortized over the life of the loans.

Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $14.1 million as of December 31, 2025, which included unamortized premiums totaling $4.1 million, compared to loans totaling $19.0 million as of December 31, 2024, which included unamortized premiums totaling $5.8 million.

Loans decreased $16.9 million to $1.4 billion at December 31, 2025, compared to $1.5 billion at December 31, 2024. Other real estate loans increased by $24.8 million, construction and land development loans increased by $3.9 million, commercial, and industrial loans decreased by $23.4 million, residential real estate loans decreased by $19.9 million, and consumer and other loans decreased by $2.3 million.

The following table sets forth the maturities of the loan portfolio at December 31, 2025 (in thousands):

	Maturity Schedule of Loans Held for Investment
	December 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Variable Rate:
Within 1 year	$22,643	$9,965	$13,580	$22,166	$5	$68,359
1 to 5 years	26,844	21,679	43,937	9,122	1,783	103,365
5 to 15 years	18,196	133,802	238,884	2,860	—	393,742
After 15 years	4,797	107,633	120,780	3,365	—	236,575
Fixed Rate:
Within 1 year	7,574	13,093	31,686	11,471	2,822	66,646
1 to 5 years	5,815	55,444	182,029	59,883	8,239	311,410
5 to 15 years	1,145	90,112	52,182	8,011	6,251	157,701
After 15 years	1,410	95,555	13,900	1,066	16	111,947
	$88,424	$527,283	$696,978	$117,944	$19,116	$1,449,745

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $0 and $53 thousand in assets classified as OREO at December 31, 2025 and 2024, respectively.

Non-performing assets totaled $4.7 million and $7.0 million at December 31, 2025 and 2024, representing approximately 0.23% and 0.35% of total assets, respectively.  Non-performing assets consisted of $4.7 million and $7.0 million of non-accrual loans at December 31, 2025 and 2024, respectively.

At December 31, 2025, 56.2% of non-performing assets were commercial and industrial loans, 42.9% were residential real estate loans, and 1.0% were construction loans. Non-performing assets could increase due to the deterioration of other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $6.4 million and $9.1 million at December 31, 2025 and December 31, 2024, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

There were no loans greater than 90 days past due and still accruing at December 31, 2025. There were $365 thousand in loans greater than 90 days past due and still accruing at December 31, 2024.

The ACLL represents management’s analysis of the existing loan portfolio and related credit risks. The provision for credit losses is based upon management’s current estimate of the amount required to maintain an adequate ACLL reflective of the risks in the loan portfolio. The allowance for credit losses on loans totaled $14.7 million at  December 31, 2025  and $16.4 million at  December 31, 2024 , representing 1.02% and 1.12% of total loans, respectively. The Company determined that the historical loss analysis and the qualitative adjustment factors that established the collectively evaluated reserve component of the ACLL were appropriate at December 31, 2025 . The collectively evaluated reserve decreased $395 thousand and the individually evaluated reserve component of the ACLL decreased $1.3 million.

For further discussion regarding the ACLL, see “Provision for Credit Losses” above.

Recoveries of credit losses of $1.5 million and $29 thousand were recorded in the other real estate and construction and land development loans classes during the year ended December 31, 2025. The recoveries of credit losses resulted primarily from a decrease in the collectively evaluated reserve. These recoveries were offset by provision for credit losses totaling $4.3 million in the 1-4 family residential, consumer and other loans, and commercial and industrial loan classes.  For more detailed information regarding the provision for credit losses on loans, see Note 5 to the Consolidated Financial Statements included in this Form 10-K.

Loans individually evaluated for impairment totaled $4.7 million and $7.0 million at December 31, 2025 and 2024, respectively. The related allowance for credit losses required for these loans totaled $1.8 million and $3.1 million at December 31, 2025 and December 31, 2024, respectively.

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

	Allowance for credit losses
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the year ended December 31, 2024:
Balance at beginning of year	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	$11	$173	$201	$1	$—	$386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision - Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses on loans	148	(360)	1,190	3,665	(682)	3,961
Balance at end of year	$585	$4,266	$7,462	$3,927	$160	$16,400

Average loans	$137,029	$373,012	$457,732	$115,410	$15,689	$1,098,872
Ratio of net (recoveries) charge-offs to average loans	0.00%	0.00%	0.00%	3.11%	0.92%	0.34%

For the year ended December 31, 2025:
Balance at beginning of year	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(59)	(7)	(4,221)	(496)	(4,805)
Recoveries	5	31	15	168	147	366
Provision for (recovery of) credit losses on loans	(29)	581	(1,518)	3,314	410	2,758
Balance at end of year	$539	$4,819	$5,952	$3,188	$221	$14,719

Average loans	$123,177	$488,008	$698,965	$120,285	$14,862	$1,445,297
Ratio of net (recoveries) charge-offs to average loans	0.01%	0.01%	0.00%	3.37%	2.35%	0.31%

The following table shows the balance of the Bank’s ACLL allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

Allocation of Allowance for Credit Losses
	At December 31,
	2025	2024
Allocation of Allowance for Credit Losses:
Real estate loans:
Construction and land development	$539	$585
Secured by 1-4 family	4,819	4,266
Other real estate loans	5,952	7,462
Commercial and industrial	3,188	3,927
Consumer and other loans	221	160
Total allowance for credit losses	$14,719	$16,400
Ratios of loans to total period-end loans:
Real estate loans:
Construction and land development	6.1%	5.8%
Secured by 1-4 family	36.4%	37.3%
Other real estate loans	48.1%	45.8%
Commercial and industrial	8.1%	9.6%
Consumer and other loans	1.3%	1.5%
	100.0%	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2025	2024
Non-accrual loans	$4,654	$6,971
Other real estate owned	—	53
Total non-performing assets	$4,654	$7,024
Loans past due 90 days accruing interest	—	365
Total non-performing assets and past due loans	$4,654	$7,389
Non-performing assets to period end loans	0.32%	0.50%

The following table summarizes the Company's credit ratios on a consolidated basis as of December 31, 2025 and 2024.

	Consolidated Credit Ratios
	December 31, 2025
	2025	2024
Total Loans	$1,449,745	$1,466,595
Nonaccrual loans	$4,654	$6,971
Allowance for credit losses (ACL)	$14,719	$16,400
Nonaccrual loans to total loans	0.32%	0.48%
ACL to total loans	1.02%	1.12%
ACL to nonaccrual loans	316.27%	235.26%

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. On December 31, 2025, loans purchased from the finance company totaled $14.1 million, which was comprised of $10.0 million of loan balances and unamortized premiums totaling $4.1 million. The Company determined that $2.1 million of the loans were non-accrual and thus were individually evaluated. Specific reserves on the individually evaluated loans were included in the Company’s allowance for credit losses on loans. The remaining $12.0 million of loans were considered performing and were included in the calculation of the collectively evaluated reserve component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On December 31, 2025 and 2024, there were a total of 130 and 155 loans, respectively, purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 6.0 and 7.0 years, respectively.

Securities

Securities totaled $326.0 million at December 31, 2025, an increase of $48.7 million, or 17.6%, from $277.3 million at the end of 2024. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2025, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $363 thousand and $62 thousand at December 31, 2025 and 2024, respectively. Gross unrealized losses in the available for sale portfolio totaled $14.8 million and $22.1 million at December 31, 2025 and 2024, respectively.  Gross unrealized gains in the held to maturity portfolio totaled $98 thousand and $8 thousand at December 31, 2025 and 2024, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $6.8 million and $11.0 million at December 31, 2025 and 2024, respectively.  The change in the unrealized gains and losses of investment securities from December 31, 2024 to December 31, 2025 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The Company evaluated securities available for sale in an unrealized loss position for credit related impairment and determined that no allowance for credit losses was necessary at December 31, 2025 and 2024.  At December 31, 2025, the allowance for credit losses on held to maturity securities was $83 thousand.  There was a $95 thousand allowance for credit losses on held to maturity securities at December 31, 2024.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $957 thousand, or $756 thousand net of tax, for the year ended December 31, 2025. The amortization of the unrealized loss on the transferred securities totaled $1.0 million, or $791 thousand net of tax, for the year ended December 31, 2024. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2025 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 3 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2025
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. Treasury securities
Amortized cost	$23,877	$23,579	$—	$—	$47,456
Market value	$23,659	$23,556	$—	$—	$47,215
Weighted average yield	2.68%	3.50%	—%	—%	3.09%
U.S. agency and mortgage-backed securities
Amortized cost	$5,977	$53,697	$31,638	$119,492	$210,804
Market value	$5,902	$52,925	$30,881	$106,880	$196,588
Weighted average yield	2.10%	3.56%	3.69%	2.40%	2.88%
Obligations of state and political subdivisions
Amortized cost	$2,316	$16,068	$25,062	$29,274	$72,720
Market value	$2,309	$15,361	$22,910	$25,741	$66,321
Weighted average yield	3.47%	2.49%	2.65%	2.55%	2.60%
Corporate debt securities
Amortized cost	$—	$—	$3,973	$—	$3,973
Market value	$—	$—	$3,698	$—	$3,698
Weighted average yield	—%	—%	4.85%	—%	4.85%
Restricted securities
Amortized cost	$—	$—	$—	$5,624	$5,624
Market value	$—	$—	$—	$5,624	$5,624
Weighted average yield	—%	—%	—%	4.62%	4.62%
Total portfolio
Amortized cost	$32,170	$93,344	$60,673	$154,390	$340,577
Market value	$31,871	$91,842	$57,489	$138,244	$319,446
Weighted average yield (1)	2.63%	3.36%	3.33%	2.51%	2.90%

(1)

Yields on tax-exempt securities have been calculated on a tax-equivalent basis using the federal corporate income tax rate of 21%. The weighted average yield is calculated based on the relative amortized costs of the securities.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

As of December 31, 2025, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded twelve percent of shareholders’ equity.

Deposits

At December 31, 2025, deposits totaled $1.8 billion, decreasing by $4.2 million, from $1.8 billion at December 31, 2024.  At December 31, 2025, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 28%, 52%, and 20% of total deposits, respectively, compared to 29%, 51%, and 20% at December 31, 2024.

The following tables include a summary of average deposits and average rates paid (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$527,756	—%	$422,981	—%
Interest-bearing deposits:
Interest checking	$377,944	1.29%	$278,558	1.75%
Money market	332,467	2.22%	294,818	2.80%
Savings	210,510	0.36%	160,795	0.18%
Time deposits:
Less than $250	292,203	3.02%	192,456	3.01%
Greater than $250	71,438	3.44%	46,846	3.56%
Brokered deposits	—	—%	288	4.82%
Total interest-bearing deposits	$1,284,562	1.89%	$973,761	2.15%
Total deposits	$1,812,318		$1,396,742

As of December 31, 2025 the estimated amount of total uninsured deposits was $538.2 million.  Maturities of the estimated amount of uninsured time deposits at December 31, 2025 are presented in the table below.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Maturities of Uninsured Time Deposits (in thousands)
December 31, 2025
3 months or less	$27,619
3-6 months	12,158
6-12 months	19,791
Over 12 months	9,107
$68,675

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, and available lines of credit totaled $819.0 million on December 31, 2025, and $758.0 million on December 31, 2024.  Available lines of credit from other institutions included in the total amount above was $556.2 million on December 31, 2025, and $562.5 million on December 31, 2024. The available lines of credit were comprised of secured and unsecured lines of credit and the Bank had $25.0 million and $0 on the lines as of December 31, 2025 and December 31, 2024, respectively.

The Bank maintains liquidity to fund loan growth and meet the potential demand from its deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $538.2 million on December 31, 2025, and $537.0 million on December 31, 2024. Excluding municipal deposits, the estimated amount of uninsured customer deposits totaled $448.8 million on December 31, 2025, and $319.1 million on December 31, 2024. Municipal deposits are partially secured with pledged investment securities.

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

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2025	2024
Commitments to extend credit and unfunded commitments under lines of credit	$299,104	$271,419
Standby letters of credit	3,079	15,594

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

At December 31, 2025, the Bank had $4.7 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At December 31, 2025, the cash flow hedges had a fair value of $2.3 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 25 to the Consolidated Financial Statements included in this Form 10-K.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2025, and 2024 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2025	2024
Common equity Tier 1 capital	$186,193	$164,454
Tier 1 capital	186,193	164,454
Tier 2 capital	15,429	16,995
Total risk-based capital	201,622	181,449
Risk-weighted assets	1,478,549	1,469,752
Capital ratios:
Common equity Tier 1 capital ratio	12.59%	11.19%
Tier 1 capital ratio	12.59%	11.19%
Total capital ratio	13.64%	12.35%
Leverage ratio (Tier 1 capital to average assets)	9.13%	7.95%
Capital conservation buffer ratio(1)	5.64%	4.34%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2025 and 2024.

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

The Company did not repurchase any shares during the year ended December 31, 2025.

The Company issued $5.0 million of subordinated debt in June 2020. The subordinated debt issued consisted of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines. The floating rate period for this subordinated note began July 1, 2025.  The Company assumed two subordinated debt issuances from the acquisition of Touchstone. The subordinated debt assumed consisted of an $8.0 million 6.00% fixed-to-floating rate subordinated note due 2030.  The floating rate period for this subordinated note began August 15, 2025. The subordinated debt assumed also consisted of a $10.0 million 4.00% fixed-to-floating rate subordinated note due 2032. During the fourth quarter of 2025, the Company redeemed $13 million in subordinated debt, at par, including redemptions of the 5.50% fixed-to-floating rate subordinated note due 2030 on October 1, 2025 ($5 million) and the 6.00% fixed-to-floating rate subordinated note due 2030 on November 15, 2025 ($8 million). There was no gain or loss recognized on these redemptions. These capital redemptions had minimal impact on the total risk-based capital ratio and should position the Company for improved profitability in future periods

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 25, 2026
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2025. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2025. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The December 31, 2025 end of year consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

/s/ Scott C. Harvard	/s/ Brad E. Schwartz
Scott C. Harvard	Brad E. Schwartz
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of First National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL) – Collectively Evaluated Loans

Description of the Matter

As further described in Notes 1 and 5 to the financial statements, the allowance for credit losses (“ACL”) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACL related to collectively evaluated loans represented $12.9 million of the total recorded ACL of $14.7 million as of December 31, 2025. The collectively evaluated ACL consists of quantitative and qualitative components.

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

■	Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
■	Testing the completeness and accuracy of data utilized to prepare the calculation.
■	Evaluating the reasonableness of the significant judgements and assumptions utilized within the calculation.
■	Testing the mathematical accuracy of the ACL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.
■	Developing an independent expectation for relevant qualitative factors, which included consideration of certain alternative assumptions as well as metrics for comparison to the Company’s qualitative allowance for credit losses to determine whether this information supported or contradicted the Company’s conclusions.
■	Performed an analysis of the overall allowance for credit loss ratio compared to a relevant peer group.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia

March 25, 2026

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands, except share and per share data)

	2025	2024
Assets
Cash and due from banks	$20,836	$24,916
Interest-bearing deposits in banks	140,074	137,958
Cash and cash equivalents	$160,910	$162,874
Securities available for sale, at fair value	217,538	163,847
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2025, $83, 2024, $95)	102,872	109,741
Restricted securities, at cost	5,624	3,741
Loans held for sale	—	409
Loans, net of allowance for credit losses, 2025, $14,719, 2024, $16,400	1,435,026	1,450,195
Other real estate owned, net of valuation allowance, 2025, $0, 2024, $0	—	53
Premises and equipment, net	34,561	34,824
Accrued interest receivable	6,467	6,020
Bank owned life insurance	38,577	37,873
Core deposit intangibles, net	13,219	14,986
Goodwill	3,030	3,030
Other assets	20,154	22,688
Total assets	$2,037,978	$2,010,281

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$509,874	$520,153
Savings and interest-bearing demand deposits	926,579	923,726
Time deposits	363,095	359,899
Total deposits	$1,799,548	$1,803,778
Other borrowings	25,000	—
Subordinated debt	8,312	21,176
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	9,643	9,517
Total liabilities	$1,851,782	$1,843,750

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2025, 9,025,395 shares, 2024, 8,974,102 shares	11,282	11,218
Surplus	78,216	77,058
Retained earnings	108,937	96,947
Accumulated other comprehensive (loss), net	(12,239)	(18,692)
Total shareholders’ equity	$186,196	$166,531
Total liabilities and shareholders’ equity	$2,037,978	$2,010,281

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(in thousands, except per share data)

	2025	2024
Interest and Dividend Income
Interest and fees on loans	$85,174	$63,483
Interest on deposits in banks	6,913	6,490
Interest on federal funds sold	41	189
Interest and dividends on securities:
Taxable interest	5,923	4,733
Tax-exempt interest	1,186	1,222
Dividends	260	202
Total interest and dividend income	$99,497	$76,319
Interest Expense
Interest on deposits	$24,292	$20,964
Interest on federal funds purchased	—	1
Interest on subordinated debt	1,687	603
Interest on junior subordinated debt	266	270
Interest on other borrowings	6	2,029
Total interest expense	$26,251	$23,867
Net interest income	$73,246	$52,452
Provision for credit losses	2,887	7,850
Net interest income after provision for credit losses	$70,359	$44,602
Noninterest Income
Service charges on deposit accounts	$3,955	$3,122
ATM and check card fees	4,584	3,305
Wealth management fees	3,611	3,617
Fees for other customer services	1,187	966
Brokered mortgage fees	649	252
Income from bank owned life insurance	1,144	755
Net (losses) on securities available for sale	—	(155)
Net gains on sale of loans held for sale	8	—
Net gain on subordinated debt payoff	80	—
Gain on sale of other investment	—	40
Bargain purchase gain	304	2,920
Other operating income	1,496	1,558
Total noninterest income	$17,018	$16,380

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2025 and 2024

(in thousands, except per share data)

	2025	2024
Noninterest Expense
Salaries and employee benefits	$33,663	$25,134
Occupancy	4,034	2,573
Equipment	4,305	3,131
Marketing	1,180	1,037
Supplies	780	489
Legal and professional fees	2,442	1,993
ATM and check card expenses	2,115	1,508
FDIC assessment	1,292	860
Bank franchise tax	1,364	1,047
Data processing expense	2,262	1,404
Amortization expense	1,767	461
Other real estate (gain) loss and expense, net	(7)	15
Net losses on disposal of premises and equipment	—	48
Merger expense	2,159	8,107
Other operating expense	8,077	5,127
Total noninterest expense	$65,433	$52,934
Income before income taxes	$21,944	$8,048
Income tax expense	4,241	1,082
Net income	$17,703	$6,966
Earnings per common share
Basic	$1.97	$1.00
Diluted	$1.96	$1.00

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Net income	$17,703	$6,966
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on available for sale securities, net of tax $1,598 and ($275), respectively	6,012	(1,039)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $201 and $270, respectively	756	1,015
Reclassification adjustment for losses included in net income, net of tax $0 and ($33), respectively	—	(122)
Change in fair value of cash flow hedges, net of tax ($83) and $42, respectively	(315)	160
Total other comprehensive income	6,453	14
Total comprehensive income	$24,156	$6,980

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash Flows from Operating Activities
Net income	$17,703	$6,966
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization of premises and equipment	2,755	1,940
Amortization of core deposit intangibles	1,767	460
Amortization of subordinated debt fair value mark	636	2
Gain on redemption of subordinated debt	(80)	—
Origination of mortgage loans held for sale	(6,508)	—
Proceeds from sale of mortgage loans held for sale	6,917	—
Provision for credit losses on loans	2,758	7,789
Provision for credit losses on unfunded commitments	141	73
Recovery of credit losses on HTM securities	(12)	(12)
Losses on securities available for sale	—	155
Net gains on sale of other real estate owned	(7)	—
Increase in cash value of bank owned life insurance	(1,144)	(755)
Accretion of discounts and amortization of premiums on securities, net	819	843
Accretion of premium on time deposits	(664)	(623)
Accretion of certain acquisition-related loan (discounts), net	(1,100)	(780)
Stock-based compensation	1,183	635
Excess tax benefits on stock-based compensation	26	1
(Gains) losses on disposal of premises and equipment	(13)	48
Bargain purchase gain	(304)	(2,920)
Deferred income tax expense (benefit)	386	(437)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(410)	467
(Increase) decrease in other assets	(582)	2,513
Increase (decrease) in accrued interest payable and other liabilities	842	(38,569)
Net cash provided by (used in) operating activities	$25,109	$(22,204)
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$30,529	$74,753
Proceeds from maturities, calls, and principal payments of securities held to maturity	7,757	39,734
Purchases of securities available for sale	(77,348)	(25,978)
Redemption of subordinated debt	—	—
Net (purchase) redemption of restricted securities	(1,883)	1,824
Purchase of premises and equipment, net	(4,180)	(3,300)
Proceeds from sale of premises and equipment	1,701	18
Proceeds from sale of other real estate owned	60	—
Proceeds from cash value of bank owned life insurance	440	401
Net cash acquired in acquisition of Touchstone Bank	—	70,243
Net decrease (increase) in loans	13,511	(20,869)
Net cash (used in) provided by investing activities	$(29,413)	$136,826

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash Flows from Financing Activities
(Decrease) in demand deposits and savings accounts	$(7,426)	$(7,838)
Net increase in time deposits	3,860	23,073
Increase (decrease) in other borrowings	25,000	(50,000)
Redemption of subordinated debt	(13,420)	—
Cash dividends paid on common stock, net of reinvestment	(5,520)	(4,038)
Repurchase of common stock, stock incentive plan	(154)	(106)
Net cash provided by (used in) financing activities	$2,340	$(38,909)
(Decrease) increase in cash and cash equivalents	$(1,964)	$75,713
Cash and Cash Equivalents
Beginning	162,874	87,161
Ending	$160,910	$162,874
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$27,374	$23,202
Income taxes	$3,400	$2,080
Supplemental Disclosures of Noncash Transactions
Unrealized gain (losses) on securities available for sale	$7,610	$(1,469)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$957	$1,285
Change in fair value of cash flow hedges	$(398)	$202
Lease liabilities arising from obtaining right-of-use assets during the period	$—	$2,083
Transfer from loans to other real estate owned	$—	$53
Issuance of common stock, dividend reinvestment plan	$193	$179
Supplemental Disclosures of Noncash Transactions Related to Acquisitions
Assets acquired	$—	$594,073
Liabilities assumed	$—	$614,607

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025 and 2024

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2023	$7,829	$32,950	$94,198	$(18,706)	$116,271
Net income	—	—	6,966	—	6,966
Other comprehensive income	—	—	—	14	14
Cash dividends on common stock ($0.605 per share)	—	—	(4,217)	—	(4,217)
Shares issued to shareholders of Touchstone Bankshares, Inc., net of costs (2,673,640 shares)	3,342	43,447	—	—	46,789
Stock-based compensation	—	635	—	—	635
Issuance of 9,307 shares common stock, dividend reinvestment plan	12	167	—	—	179
Issuance of 33,037 shares common stock, stock incentive plan	41	(41)	—	—	—
Repurchase of 5,356 shares common stock, stock incentive plan	(6)	(100)	—	—	(106)
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	17,703	—	17,703
Other comprehensive income	—	—	—	6,453	6,453
Cash dividends on common stock ($0.635 per share)	—	—	(5,713)	—	(5,713)
Stock-based compensation	—	1,183	—	—	1,183
Issuance of 8,675 shares common stock, dividend reinvestment plan	11	182	—	—	193
Issuance of 48,717 shares common stock, stock incentive plan	61	(61)	—	—	—
Repurchase of 6,101 shares common stock, stock incentive plan	(8)	(146)	—	—	(154)
Balance, December 31, 2025	$11,282	$78,216	$108,937	$(12,239)	$186,196

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

Principles of Consolidation

The consolidated financial statements of First National Corporation include the accounts of all four companies. All material intercompany balances and transactions have been eliminated in consolidation, except for balances and transactions related to the Trusts. The subordinated debt of these Trusts is reflected as a liability of the Company.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses.

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

Acquisition Accounting

The Company accounts for mergers and acquisitions that qualify as a business combination under ASC 805, Business Combinations, which requires the use of the acquisition method of accounting. Under the acquisition method, we record all identifiable assets acquired, including intangible assets and the liabilities assumed at their fair values as of the acquisition date. If the purchase price exceeds that of the net assets acquired, an unidentified intangible asset (goodwill) is recorded. If the purchase price is determined to be less than that of the net assets acquired at fair value, a bargain purchase gain is recorded in results of operations. Determining fair values of net assets acquired often involves estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analysis or other valuation techniques. These methodologies are inherently subjective and involve significant assumptions, adjustments, and judgement around the selection of assumptions including, among others, discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The determination of the useful lives over which an intangible asset will be amortized is also subjective. While the selected fair values represent our best estimate of fair value as of the acquisition date, these estimates are inherently uncertain. In addition, the acquisition method of accounting allows for a measurement period to adjust acquisition accounting for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 2 “Acquisitions” in Part I, Item 8 of this Annual Report.

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

Bargain Purchase Gain

A bargain purchase arises when the fair value of the net assets acquired in a business combination exceeds the consideration transferred, resulting in a gain being recorded by the acquirer. The Company recognized the gain as income on the date of acquisition and during the subsequent measurement period in noninterest income.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income.  During the year ended December 31, 2025  , the Company recorded a recovery of credit losses on held-to-maturity securities of $12 thousand.  The allowance for credit losses on held-to-maturity securities was $83 thousand and $95 thousand at December 31, 2025  and 2024 , respectively.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit loss related to the available-for-sale portfolio at December 31, 2025 and 2024.

Accrued interest receivable on available-for-sale securities totaled $1.2 million and $836 thousand at  December 31, 2025 and 2024, respectively and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

The Company has elected to exclude the accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $4.9 million and $4.8 million on loans and $396 thousand and $423 thousand on held-to-maturity securities at  December 31, 2025 and 2024., respectively, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2025  and 2024 . Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense, a component of marketing expense, incurred for 2025  and 2024  were $689 thousand and $639 thousand, respectively.

Adoption of New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Bank/Company for the annual period beginning January 1, 2025.
ASU 2023- 09 did not have a material impact on the Company’s financial condition or results of operations but did result in additional disclosures. For further information, refer to Note 12 “Income Taxes” in this Form 10-K.

Recent Accounting Pronouncements

In November 2025, FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Following the Merger, the former branches of Touchstone Bank assumed in the Merger continued to operate in Virginia as Touchstone Bank, a division of First Bank, and, in North Carolina, as Touchstone Bank, a division of First Bank, Strasburg, Virginia, until the system integration was completed in February 2025. Following the system integration, the former branches of Touchstone Bank now operate in Virginia as First Bank and in North Carolina as First Bank of the Commonwealth. The combined company delivers banking services through thirty-three branch offices in Virginia and North Carolina and one loan production office, in addition to a wide array of online and mobile banking services

As a result of the Touchstone acquisition, the Company recognized a preliminary bargain purchase gain of $2.9 million. While the Company believes that the information available on October 1, 2024, provided a reasonable basis for estimating fair value, the Company obtained additional information and evidence during the measurement period that resulted in changes to the estimated fair value amounts and associated bargain purchase gain recorded. Subsequent adjustments are reflected in subsequent filings and are summarized below.

As of December 31, 2025, the Company has recognized a bargain purchase gain, as adjusted, of $3.2 million. This includes a $304 thousand increase in the bargain purchase gain recognized in the third quarter of 2025, due to a higher than anticipated tax refund from the final Touchstone tax return. The adjustment is included in noninterest income in the Company's Consolidated Statements of Income for the year ended December 31, 2025. The following table provides an assessment of the consideration transferred and the fair value of the assets acquired and liabilities assumed as of the date of the acquisition adjusted for changes identified during the measurement period.

(in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase price consideration:
Fair value of shares of the Company’s common stock	$46,789	$—	$46,789
Cash paid for fractional shares	10	—	10
Total Purchase Price	$46,799	$—	$46,799

Fair value of assets acquired:
Cash and cash equivalents	$70,253	$—	$70,253
Securities AFS	62,166	—	62,166
Loans	479,341	—	479,341
Premises and equipment	11,388	—	11,388
CDI	15,329	—	15,329
Bank owned life insurance	12,617	—	12,617
Other assets	13,232	304	13,536
Total assets	$664,326	$304	$664,630

Fair value of liabilities assumed:
Deposits	$555,439	$—	$555,439
Short-term borrowings	39,305	—	39,305
Subordinated debt	16,176	—	16,176
Other liabilities	3,687	—	3,687
Total liabilities	$614,607	$—	$614,607

Fair value of net assets acquired	$49,719	$304	$50,023
Bargain purchase gain	$2,920	$304	$3,224

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

Core Deposit Intangibles: Core Deposit Intangibles (CDI) represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates.

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

Short-term borrowings: Acquired other borrowings consisted of FHLB short term borrowings. The fair value of the short-term borrowings was based on the immediate repayment of the advances on Day 2.

Subordinated Debt: The fair values of the Company’s subordinated debt holdings were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Merger-related costs associated with the acquisition of Touchstone were $2.2 million and $8.1 million for the years ended December 31, 2025, and 2024, respectively. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, and employee severances, which have been expensed as incurred, and are recorded in “Merger expenses” on the Company’s Consolidated Statements of Income.

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone, had the following impact on the Consolidated Statements of Income during the years ended  December 31, 2025 and 2024 (dollars in thousands):

	For the years ended
	December 31,
	2025	2024
Loans (1)	$1,100	$711
Core deposit intangible (2)	(1,767)	(1,718)
Subordinated Debt (3)	(636)	(307)
Time deposits (4)	651	(49)
Net impact to income before taxes	$(652)	$(1,363)

(1)           Loan acquisition-related fair value adjustments accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company’s Consolidated Statements of Income.

(2)           Core deposit intangible premium amortization is included in "Amortization expense" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.

(3)           Subordinated debt acquisition-related fair value adjustments (accretion) amortization is included in "Interest on subordinated debt" in the "Interest Expense" section of the Company’s Consolidated Statements of Income.

(4)           Time deposit acquisition-related fair value adjustments (accretion) amortization is included in "Interest on deposits" in the "Interest expense" section of the Company’s Consolidated Statements of Income.

Note 3. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2025 and 2024 were as follows (in thousands):

	2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$37,566	$120	$(348)	$37,338	$—
U.S. agency and mortgage-backed securities	131,172	212	(8,587)	122,797	—
Obligations of states and political subdivisions	62,287	31	(5,872)	56,446	—
Corporate debt securities	973	—	(16)	957
Total securities available for sale	$231,998	$363	$(14,823)	$217,538	$—
Securities held to maturity:
U.S. Treasury securities	$9,890	$—	$(13)	$9,877	$—
U.S. agency and mortgage-backed securities	79,632	1	(5,842)	73,791	—
Obligations of states and political subdivisions	10,433	97	(655)	9,875	—
Corporate debt securities	3,000	—	(259)	2,741	(83)
Total securities held to maturity	$102,955	$98	$(6,769)	$96,284	$(83)
Total securities	$334,953	$461	$(21,592)	$313,822	$(83)

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$12,483	$—	$(795)	$11,688	$—
U.S. agency and mortgage-backed securities	110,480	57	(12,498)	98,039	—
Obligations of states and political subdivisions	62,954	5	(8,839)	54,120	—
Total securities available for sale	$185,917	$62	$(22,132)	$163,847	$—
Securities held to maturity:
U.S. Treasury securities	$9,632	$—	$(125)	$9,507	$—
U.S. agency and mortgage-backed securities	86,555	—	(9,282)	77,273	—
Obligations of states and political subdivisions	10,649	8	(1,112)	9,545	—
Corporate debt securities	3,000	—	(450)	2,550	(95)
Total securities held to maturity	$109,836	$8	$(10,969)	$98,875	$(95)
Total securities	$295,753	$70	$(33,101)	$262,722	$(95)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$10,057	$(13)	$12,156	$(335)	$22,213	$(348)
U.S. agency and mortgage-backed securities	24,346	(144)	61,732	(8,443)	86,078	(8,587)
Obligations of states and political subdivisions	2,764	(8)	47,552	(5,864)	50,316	(5,872)
Corporate debt securities	457	(16)	—	—	457	(16)
Total securities available for sale	$37,624	$(181)	$121,440	$(14,642)	$159,064	$(14,823)

	2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$—	$—	$11,688	$(795)	$11,688	$(795)
U.S. agency and mortgage-backed securities	23,445	(237)	67,800	(12,261)	91,245	(12,498)
Obligations of states and political subdivisions	4,839	(135)	47,776	(8,704)	52,615	(8,839)
Total securities available for sale	$28,284	$(372)	$127,264	$(21,760)	$155,548	$(22,132)

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at December 31, 2025 and 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Additionally, the majority of the Company’s mortgage-backed securities are issued by FNMA, FHLMC, and GNMA and do not have credit risk given the implicit and explicit government guarantees associated with these agencies. In addition, the non-agency mortgage-backed and asset-backed securities generally received a 20% simplified supervisory formula approach rating. The Company’s AFS investment portfolio is generally highly-rated or agency backed. At December 31, 2025 or 2024, all AFS securities were current with no securities past due or on non- accrual and no ACL was held against the Company’s AFS securities portfolio.

At December 31, 2025, there were 6 out of 13 U.S. Treasury securities, 100 out of 126 U.S. agency and mortgage-backed securities, 80 out of 94 obligations of states and political subdivisions, and 2 out of 2 corporate securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2025. At December 31, 2024, there were 3 out of 3 U.S. Treasury securities, 97 out of 116 U.S. agency and mortgage-backed securities, and 95 out of 98 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2024. The weighted- average re-pricing term of the portfolio was 5.7 years at December 31, 2024. The unrealized losses at December 31, 2025 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt securities portfolio were related to current interest rates above those that existed when these securities were purchased and not credit concerns of the issuers. Additionally, spreads on securities change from period to period, also impacting pricing.

The amortized cost and fair value of securities at December 31, 2025 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$17,112	$16,889	$15,058	$14,982
Due after one year through five years	77,206	76,307	16,124	15,521
Due after five years through ten years	43,853	41,677	16,730	15,722
Due after ten years	93,827	82,665	55,043	50,059
	$231,998	$217,538	$102,955	$96,284

Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2025 and  2024 were $30.5 million and $74.8 million, respectively.  Gross losses of $0 and $155 thousand were realized on calls and sales during  2025  and 2024 , respectively.

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2025  and 2024  were $7.8 million and $39.7 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2025  or 2024 . The Company did not realize any gross gains or gross losses on held to maturity securities during 2025  or 2024 .

Securities having a fair value of $173.9 million and $175.0 million at December 31, 2025  and 2024  were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at December 31, 2025, and no impairment has been recognized.

The composition of restricted securities at December 31, 2025 and 2024 was as follows (in thousands):

	2025	2024
Federal Home Loan Bank stock	$2,609	$1,467
Federal Reserve Bank stock	2,752	2,010
Community Bankers’ Bank stock	263	264
	$5,624	$3,741

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment, or other observable transaction prices. The amount included in other assets for the limited partnership investments was $2.4 million at December 31, 2025 and 2024.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2025, and 2024 aggregated by credit quality indicators.

(in thousands)	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
December 31, 2025
Aaa	$9,890	$23,418	$2,263	$—	$35,571
Aa1 / Aa2 / Aa3	—	—	8,170	—	8,170
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	56,214	—	—	56,214
Not rated - Non Agency	—	—	—	—	—
Total	$9,890	$79,632	$10,433	$3,000	$102,955
December 31, 2024
Aaa	$9,632	$23,173	$2,487	$—	$35,292
Aa1 / Aa2 / Aa3	—	—	8,162	—	8,162
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	63,382	—	—	63,382
Not rated - Non Agency	—	—	—	—	—
Total	$9,632	$86,555	$10,649	$3,000	$109,836

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

At  December 31, 2025 and 2024, the allowance for credit losses on held to maturity securities was $83 thousand and $95 thousand, respectively.  The following table summarizes the change in the allowance for credit losses on held to maturity securities for the year ended December 31, 2025.

(in thousands)	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	95
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2025	$—	$—	$—	$83	$83

At December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of December 31, 2025.

Note 4. Loans

Loans at December 31, 2025 and 2024 are summarized as follows (in thousands):

	2025	2024
Real estate loans:
Construction and land development	$88,424	$84,480
Secured by 1-4 family residential	527,283	547,167
Other real estate	696,978	672,162
Commercial and industrial loans	117,944	141,333
Consumer and other loans	19,116	21,453
Total loans, net of deferred origination costs/fees	$1,449,745	$1,466,595
Allowance for credit losses	(14,719)	(16,400)
Loans, net	$1,435,026	$1,450,195

Net deferred loan fees included in the above loan categories were $1.7 million and $1.3 million at December 31, 2025 and 2024, respectively. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $13.2 million at December 31, 2025 and $14.3 million at December 31, 2024. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $4.1 million as of December 31, 2025 and $5.8 million as of December 31, 2024. Consumer and other loans included $543 thousand and $450 thousand of demand deposit overdrafts at December 31, 2025 and 2024, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$30	$—	$45	$75	$88,349	$88,424	$45	$—
1-4 family residential	2,034	857	939	3,830	523,453	527,283	1,994	—
Other real estate	—	—	—	—	696,978	696,978	—	—
Commercial and industrial	646	520	1,324	2,490	115,454	117,944	2,615	—
Consumer and other loans	12	23	—	35	19,081	19,116	—	—
Total	$2,722	$1,400	$2,308	$6,430	$1,443,315	$1,449,745	$4,654	$—

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$56	$26	$23	$105	$84,375	$84,480	$50	$23
1-4 family residential	2,192	210	54	2,456	544,711	$547,167	2,148	54
Other real estate	12	41	—	53	672,109	$672,162	—	—
Commercial and industrial	145	373	288	806	140,527	$141,333	4,773	288
Consumer and other loans	31	—	—	31	21,422	$21,453	—	—
Total	$2,436	$650	$365	$3,451	$1,463,144	$1,466,595	$6,971	$365

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at  December 31, 2025 and 2024 of loans acquired in business combinations were as follows:

	Acquired Loans - Purchased Performing
(Dollars in thousands)	2025	2024
Outstanding principal balance	$480,625	$603,046

Carrying amount
Real estate loans:
Construction and land development	$7,461	$15,810
Secured by 1-4 family residential	207,352	234,004
Other real estate loans	223,986	291,805
Commercial and industrial loans	25,428	40,885
Consumer and other loans	3,223	6,268
Total acquired loans	$467,450	$588,772

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

Credit Quality Indicators

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans. The Company utilizes a risk grading matrix to assign a rating to each of its loans. The loan ratings are summarized into the following categories: pass, special mention, substandard, doubtful, and loss. Pass rated loans include all risk rated credits other than those included in special mention, substandard, or doubtful. Loans classified as loss are charged-off. The Bank assigns risk grades to loans at origination and as renewals arise. The Bank’s Credit Administration department reviews risk grades for accuracy on a quarterly basis and as credit issues arise. In addition, a certain amount of loans are reviewed each year through the Company’s internal and external loan review process. A description of the general characteristics of the loan grading categories is as follows:

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of  December 31, 2025 (in thousands).

	December 31, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$7,661	$674	$3,505	$1,999	$3,578	$4,079	$66,883	$88,379
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$7,661	$674	$3,505	$1,999	$3,578	$4,124	$66,883	$88,424

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$37,248	$29,544	$61,183	$100,324	$91,044	$135,178	$70,577	$525,098
Special Mention	—	119	—	—	—	—	—	119
Substandard	—	—	29	210	343	1,484	—	2,066
Doubtful	—	—	—	—	—	—	—	—
Total Secured by 1-4 family residential	$37,248	$29,663	$61,212	$100,534	$91,387	$136,662	$70,577	$527,283

Current period gross write-offs	$—	$—	$—	$—	$—	$59	$—	$59

Other real estate loans
Pass	$67,088	$59,352	$95,653	$130,268	$105,813	$201,768	$32,327	$692,269
Special Mention	—	313	—	—	—	4,146	—	4,459
Substandard	—	—	—	—	—	250	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Other real estate loans	$67,088	$59,665	$95,653	$130,268	$105,813	$206,164	$32,327	$696,978

Current period gross write-offs	$—	$—	$—	$—	$—	$7	$—	$7

Commercial and industrial
Pass	$11,592	$16,531	$13,637	$14,373	$13,054	$11,088	$33,469	$113,744
Special Mention	—	400	—	1,072	—	—	—	1,472
Substandard	—	—	751	1,062	386	—	—	2,199
Doubtful	—	—	—	—	—	529	—	529
Total Commercial and industrial	$11,592	$16,931	$14,388	$16,507	$13,440	$11,617	$33,469	$117,944

Current period gross write-offs	$—	$671	$701	$1,930	$481	$438	$—	$4,221

Consumer and other loans
Pass	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116

Current period gross write-offs	$469	$10	$12	$—	$—	$5	$—	$496

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

Note 5. Allowance for Credit Losses

The following tables present, as of December 31, 2025 and 2024, the total Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands).

	December 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(59)	(7)	(4,221)	(496)	(4,805)
Recoveries	5	31	15	168	147	366
Provision for (recovery of) credit losses	(29)	581	(1,518)	3,314	410	2,758
Ending Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Ending Balance:
Individually evaluated	—	—	—	1,793	—	1,793
Collectively evaluated	539	4,819	5,952	1,395	221	12,926
Loans:
Ending Balance	$88,424	$527,283	$696,978	$117,944	$19,116	$1,449,745
Individually evaluated	45	1,994	—	2,615	—	4,654
Collectively evaluated	88,379	525,289	696,978	115,329	19,116	1,445,091

	December 31, 2024
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2023	$312	$3,159	$4,698	$3,706	$99	$11,974
Initial Allowance on PCD Touchstone loans	11	173	201	1	—	386
Charge-offs	(4)	(38)	—	(3,699)	(293)	(4,034)
Recoveries	—	22	3	111	148	284
Initial Provision on Non-PCD Touchstone loans	118	1,310	1,370	143	888	3,829
Provision for (recovery of) credit losses	148	(360)	1,190	3,665	(682)	3,961
Ending Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Ending Balance:
Individually evaluated	—	—	—	3,079	—	3,079
Collectively evaluated	585	4,266	7,462	848	160	13,321
Loans:
Ending Balance	$84,480	$547,167	$672,162	$141,333	$21,453	$1,466,595
Individually evaluated	50	2,148	—	4,773	—	6,971
Collectively evaluated	84,430	545,019	672,162	136,560	21,453	1,459,624

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	December 31, 2025			December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$45	$—	$45	$50	$—	$50
Secured by 1-4 family residential	1,994	—	1,994	2,148	—	2,148
Commercial and industrial	1,031	1,584	2,615	237	4,536	4,773
Total	$3,070	$1,584	$4,654	$2,435	$4,536	$6,971

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

•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$18	$—	$18	$—	$—	$—
Secured by 1-4 family residential	632	—	632	703	—	703
Total	$650	$—	$650	$703	$—	$703

At December 31, 2025, and 2024 no allowance for credit losses was required on collateral-dependent loans.

Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company refers to loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, as modified loans. The Company accounts for modified loans consistently with its accounting policy for accounting for loan modifications. The ACL on modified loans is measured using the same method as all other loans held for investment.

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

During the year ended December 31, 2025, the following loan was modified to borrowers experiencing financial difficulty:

	Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	40	0.03%	Weighted average interest rate reduced from 19.99% to 13.99%
Total	$40	0.03%

During the year ended December 31, 2024, the following loans were modified to borrowers experiencing financial difficulty:

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	1,829	1.29%	Term extension and payment deferral for 6 months
Total	$1,829	1.29%

	Principal Forgiveness
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	—	0.00%
Other real estate loans	—	0.00%
Commercial and industrial	959	0.68%	Payment deferral for 24 months
Total	$959	0.68%

	Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate loans:
Construction and land development	$—	0.00%
Secured by 1-4 family residential	462	0.08%	Interest rate reduced from 7.5% to 4.0%
Other real estate loans	—	0.00%
Commercial and industrial	217	0.15%	Weighted average interest rate reduced from 18.17% to 14.62%
Total	$679	0.23%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the year ended  December 31, 2025, there were no payment defaults of modified loans that were modified during the previous twelve months.

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

For the year ended December 31, 2025, the Company recorded a provision for credit losses for unfunded commitments of $141 thousand. For the year ended December 31, 2024, the Company recorded a provision for credit losses for unfunded commitments of $73 thousand which includes a $100 thousand initial provision recorded on the acquisition of Touchstone. At December 31, 2025 and 2024 the liability for credit losses on off-balance-sheet exposures included in other liabilities was $627 and $486 thousand, respectively.

Note 6. Other Real Estate Owned

Changes in the balance for OREO during the years ended  December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Balance at the beginning of year, net	$53	$—
Transfers from loans to other real estate owned	—	53
Transfers from property and equipment to other real estate owned	—	—
Sales proceeds	(60)	—
Gain on disposition	7	—
Balance at the end of year, gross	$—	$53
Less: valuation allowance	—	—
Balance at the end of year, net	$—	$53

There were no residential real estate properties included in the ending OREO balances at December 31, 2025 and 2024. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2025 and 2024.

Net expenses applicable to OREO, other than the valuation allowance and gain on disposition, were $0 and $10 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 7. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2025 and 2024 (in thousands):

	2025	2024
Land	$7,925	$8,489
Buildings and leasehold improvements	28,517	28,941
Furniture and equipment	14,404	12,353
Construction in process	1,882	541
	$52,728	$50,324
Less accumulated depreciation	18,167	15,500
Premises and equipment, net	$34,561	$34,824

Depreciation expense included in operating expenses for 2025 and 2024 was $2.8 million and $1.9 million, respectively.

Note 8. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $75.2 million and $57.5 million at December 31, 2025 and 2024, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2025 and 2024, brokered deposits totaled $0 and $288 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2025, the scheduled maturities of time deposits were as follows (in thousands):

2026	$290,025
2027	54,709
2028	9,320
2029	3,236
2030	5,805
Thereafter	—
$363,095

Note 9. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2025. There were no borrowings outstanding on the line of credit at December 31, 2025. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 25, 2026.

The Bank had unused lines of credit totaling $518.7 million and $562.5 million available with non-affiliated banks at December 31, 2025 and 2024, respectively.  These available sources of credit included $325.7 million available from Federal Home Loan Bank of Atlanta (FHLB), $116.9 million available from the Federal Reserve Bank, and unsecured lines of credit with correspondent banks totaling $76.0 million. The Bank can borrow up to 17% of its total assets through the blanket floating lien agreement with the FHLB. The Bank had collateral pledged on the borrowing line at December 31, 2025 and 2024 including real estate loans totaling $567.2 million and $698.5 million, respectively, and FHLB stock with a book value of $2.6 million and $1.5 million, respectively.

Other borrowings totaled $25.0 million and $0 at December 31, 2025 and 2024, respectively.  On December 31, 2025, borrowings totaled $25.0 million with a fixed interest rate of 3.88% and a maturity date of June 30, 2026.

Note 10. Subordinated Debt

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bore interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. On October 1, 2025, the Company redeemed the $5 million in subordinated debt, at par. There was no gain or loss recognized on the redemption. This capital redemption had minimal impact on the total risk-based capital ratio.

On October 1, 2024, the Company assumed two subordinated debt issuances from the acquisition of Touchstone. The $10.0 million note initially bears interest at a fixed rate of 4.00% per annum. Beginning January 30, 2027, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month SOFR, plus 596 basis points. There was $475 thousand in accretion expense recognized related to the note at December 31, 2025. The note has a maturity date of January 30, 2032. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 30, 2027 through maturity, at the Company's option, on any scheduled interest payment date. The $8.0 million note initially bore interest at a fixed rate of 6.00% per annum. Beginning August 15, 2025, the interest rate reset quarterly to an interest rate per annum equal to the current three-month SOFR, plus 596 basis points. There was $161 thousand in accretion expense recognized related to the note at December 31, 2025. On November 15, 2025, the Company redeemed the $8 million in subordinated debt, at par. There was no gain or loss recognized on the redemption. This capital redemption had minimal impact on the total risk-based capital ratio.

Note 11. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a SOFR-indexed floating rate of interest. The interest rate at December 31, 2025 and 2024 was 6.57% and 7.21%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a SOFR-indexed floating rate of interest. The interest rate at December 31, 2025 and 2024 was 5.85% and 6.45%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 12. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022.

Net deferred tax assets consisted of the following components at December 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred Tax Assets
Allowance for credit losses	$3,253	$3,641
Acquisition accounting adjustments, net	2,509	450
Post-retirement benefits	347	333
Unvested stock-based compensation	95	94
Reserve for letter of credit losses	12	18
Limited partnership investments	2	2
Lease liability	388	425
Unrealized loss on securities available for sale	3,735	5,534
NOL carryover - acquired from Fincastle	1,095	1,207
Loan origination fees, net	359	2,937
	$11,795	$14,641
Deferred Tax Liabilities
Depreciation	$1,192	$1,043
Right of use asset	378	421
Investment in partnerships	9	70
Core deposit intangible	2,613	2,937
Cash flow hedges	466	565
	$4,658	$5,036
Net deferred tax assets	$7,137	$9,605

The income tax expense for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Current income tax expense
Federal	$3,836	$1,519
State	19	—
Total current income tax expense	3,855	1,519
Deferred income tax expense (benefit)
Federal	439	(437)
State	(53)	—
Total deferred income tax expense (benefit)	386	(437)
Provision for income taxes
Federal	4,275	1,082
State	(34)	—
Total provision for income tax expense	$4,241	$1,082

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2025 and 2024, due to the following (in thousands):

	2025	2024
Computed tax expense at statutory federal rate	$4,608	$1,690
State tax expense	26	—
Increase in income taxes resulting from:
Merger expenses	36	240
Other	47	25
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(172)	(102)
Bargain purchase gain	(64)	(613)
Income from bank owned life insurance	(240)	(159)
	$4,241	$1,082

The income tax expense by jurisdiction for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Federal	$4,275	$1,082
State	(34)	0
Total	$4,241	$1,082

The income tax expense by state for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
State
North Carolina	(34)	—
Total	$(34)	$—

The effective tax rate consisted of the following components at December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

U.S. federal statutory tax rate	$4,608	21.0%	$1,690	21.0%
State and local income taxes, net of federal income tax effect	26	0.1%	—	0.0%
Nontaxable or nondeductible items
Tax-exempt interest and dividend income	(172)	-0.8%	(102)	-1.3%
Income from bank owned life insurance	(240)	-1.1%	(159)	-2.0%
Other, net	19	0.1%	(347)	-4.3%
Effective tax rate	$4,241	19.3%	$1,082	13.4%

Note 13. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2025, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $10.1 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank is typically required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  The Federal Reserve adopted a rule in March 2020 eliminating the reserve requirement.  There were no required balances at  December 31, 2025 or December 31, 2024.

Note 14. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2025  and 2024 , expense attributable to the Plan amounted to $1.8 million and $1.4 million, respectively.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $43 thousand for the year ended  December 31, 2025 . During 2024, one covered employee terminated employment with the Company, resulting in a forfeiture of unvested funds of $203 thousand. This resulted in a net contribution benefit of $128 thousand for the year ended December 31, 2024 . The plan is solely funded by the Company.  The accrued supplemental executive retirement plan liability was $928 thousand and $889 thousand at  December 31, 2025  and 2024 , respectively.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share data):

	2025	2024
(Numerator):
Net income	$17,703	$6,966
(Denominator):
Weighted average shares outstanding – basic	8,994,410	6,955,592
Potentially dilutive common shares – restricted stock units	21,070	15,497
Weighted average shares outstanding – diluted	9,015,480	6,971,089
Income per common share
Basic	$1.97	$1.00
Diluted	$1.96	$1.00

Note 16. Commitments and Unfunded Credits

The Company, through its banking subsidiary, is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2025	2024
Commitments to extend credit and unfunded commitments under lines of credit	$299,104	$271,419
Stand-by letters of credit	3,079	15,594

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Typically letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2025 , the Bank had $4.7 million in locked-rate commitments to originate mortgage loans. There were no loans held for sale at December 31, 2025 . Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2025 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $3.8 million.

Note 17. Transactions with Related Parties

During the year, executive officers and directors (and their affiliates) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2025 and 2024, these loans totaled $3.8 million and $4.1 million, respectively. During 2025, total principal additions were $58 thousand and total principal payments were $361 thousand.

Deposits from related parties held by the Bank at December 31, 2025 and 2024 amounted to $15.0 million and $24.1 million, respectively.

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

Options to extend, residual value guarantees, and restrictions and covenants

Of the Company's eleven leases, ten leases offer the option to extend the lease. The calculation of the lease liability includes the additional time and lease payments for options which the Company is reasonably certain it will exercise. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2025 and 2024 (in thousands):

	Classification in the Consolidated Balance Sheets	2025	2024
Operating lease right-of-use asset	Other assets	$1,793	$2,003
Operating lease liability	Accrued interest payable and other liabilities	1,840	2,021

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2025 and 2024:

	2025	2024
Weighted average remaining lease term, in years	4.9	5.2
Weighted average discount rate	4.25%	3.75%

The following table presents the components of operating lease expense and supplemental cash flow information for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Lease Expense
Operating lease expense	$746	$385
Short-term lease expense	83	35
Total lease expense (1)	$829	$420

Cash paid for amounts included in lease liability	$740	$357
Right of use assets obtained in exchange for operating lease liabilities commencing during the period	$593	$2,074

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2025 (in thousands):

Twelve months ending December 31, 2026	$675
Twelve months ending December 31, 2027	357
Twelve months ending December 31, 2028	253
Twelve months ending December 31, 2029	244
Twelve months ending December 31, 2030	217
Thereafter	326
Total undiscounted cash flows	$2,072
Less: discount	(232)
Operating lease liability	$1,840

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

The Company issued 8,675 and 9,307 common shares to the DRIP during the years ended December 31, 2025 and 2024, respectively.

Note 20. Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurement and Disclosures” FASB Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands).

		Fair Value Measurements at December 31, 2025
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$37,338	$—	$37,338	$—
U.S. agency and mortgage-backed securities	122,797	—	122,797	—
Obligations of states and political subdivisions	56,446	—	56,446	—
Corporate debt securities	957	—	957	—
Total securities available for sale	$217,538	$—	$217,538	$—
Derivatives - cash flow hedges	2,292	—	2,292	—
Total assets	$219,830	$—	$219,830	$—

		Fair Value Measurements at December 31, 2024
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$11,688	$—	$11,688	$—
U.S. agency and mortgage-backed securities	98,039	—	98,039	—
Obligations of states and political subdivisions	54,120	—	54,120	—
Total securities available for sale	$163,847	$—	$163,847	$—
Derivatives - cash flow hedges	2,690	—	2,690	—
Total assets	$166,537	$—	$166,537	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. As of December 31, 2025, there were no collateral dependent loans with an allowance for credit losses.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2025 and 2024.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2024 (dollars in thousands).

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

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 are as follows (in thousands):

		Fair Value Measurements at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$160,910	$160,910	$—	$—	$160,910
Securities available for sale	217,538	—	217,538	—	217,538
Securities held to maturity, net	102,872	—	102,872	—	102,872
Restricted securities	5,624	—	5,624	—	5,624
Loans, net	1,435,026	—	—	1,420,784	1,420,784
Bank owned life insurance	38,577	—	38,577	—	38,577
Accrued interest receivable	6,467	—	6,467	—	6,467
Derivatives - cash flow hedges	2,292	—	2,292	—	2,292
Financial Liabilities
Deposits	$1,799,548	$—	$1,436,453	$360,656	$1,797,109
Other borrowings	25,000	—	—	24,960	24,960
Subordinated debt	8,312	—	—	6,774	6,774
Junior subordinated debt	9,279	—	—	8,240	8,240
Accrued interest payable	1,562	—	1,562	—	1,562

		Fair Value Measurements at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$162,874	$162,874	$—	$—	$162,874
Securities available for sale	163,847	—	163,847	—	163,847
Securities held to maturity	109,741	—	109,741	—	109,741
Restricted securities	3,741	—	3,741	—	3,741
Loans, net	1,450,195	—	—	1,408,574	1,408,574
Bank owned life insurance	37,873	—	37,873	—	37,873
Accrued interest receivable	6,020	—	6,020	—	6,020
Derivatives - cash flow hedges	2,690	—	2,690	—	2,690
Financial Liabilities
Deposits	$1,803,778	$—	$1,445,033	$356,824	$1,801,857
Subordinated debt	21,176	—	—	23,596	23,596
Junior subordinated debt	9,279	—	—	12,310	12,310
Accrued interest payable	964	—	964	—	964

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2025, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2025 and December 31, 2024 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025:
Total Capital (to Risk-Weighted Assets)	$201,622	13.64%	$118,284	8.00%	$147,855	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$186,193	12.59%	$88,713	6.00%	$118,284	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$186,193	12.59%	$66,535	4.50%	$96,106	6.50%
Tier 1 Capital (to Average Assets)	$186,193	9.13%	$81,583	4.00%	$101,978	5.00%
December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$181,449	12.34%	$117,580	8.00%	$146,975	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$164,454	11.19%	$88,185	6.00%	$117,580	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$164,454	11.19%	$66,139	4.50%	$95,534	6.50%
Tier 1 Capital (to Average Assets)	$164,454	7.95%	$82,719	4.00%	$103,398	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at December 31, 2025 and December 31, 2024, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2025 and December 31, 2024, the capital conservation buffer of the Bank was 5.64% and 4.34%, respectively.

Note 22. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(20,671)	$1,965	$(18,706)
Unrealized holding losses (net of tax, ($275))	(1,039)	—	(1,039)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $270)	1,015	—	1,015
Reclassification adjustment (net of tax, ($33))	(122)	—	(122)
Change in fair value (net of tax, $42)	—	160	160
Change during period	(146)	160	14
Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding losses (net of tax, $1,598)	6,012	—	6,012
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of ($201))	756	—	756
Change in fair value (net of tax, ($83))	—	(315)	(315)
Change during period	6,768	(315)	6,453
Balance at December 31, 2025	$(14,049)	$1,810	$(12,239)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2025	2024
Securities available for sale:
Net securities losses reclassified into earnings	$—	$(155)	Net (losses) on securities available for sale
Related income tax benefit	—	(33)	Income tax benefit
Total reclassifications	$—	$(122)	Net of tax

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

During 2025, the Company granted and issued 18,000 shares of common stock to members of the Board of Directors for their dedicated service and support. Also during 2025, the Company issued 30,717 shares of common stock to employees.  Compensation expense related to stock awards totaled $404 thousand and $252 thousand for the years ended December 31, 2025 and 2024, respectively.

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

On February 12, 2025, 13,455 restricted stock units were granted to employees with 3,851 units vesting immediately, 4,484 units vesting after one year, 4,482 units vesting after two years, and 638 units vesting after three years.  On March 3, 2025, 5,000 restricted stock units were granted to an employee and will vest on February 15, 2027. On August 13, 2025, 6,446 restricted stock units were granted to employees with 6,000 units vesting on December 31, 2027 and 446 units vesting on August 13, 2028. On October 1, 2025, 2,300 restricted stock units were granted to an employee with 1,150 vesting immediately and 1,150 vesting on December 31, 2025. The recipients do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipients become the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2025
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2025	85,512	$21.57
Granted	27,201	24.79
Vested	(35,314)	21.99
Forfeited	(5,000)	22.85
Unvested, December 31, 2025	72,399	$22.45

At December 31, 2025, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $1.2 million. This expense is expected to be recognized through 2028. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2025 and 2024 totaled $779 thousand and $383 thousand, respectively.

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

Gains and losses are recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended  December 31, 2025 and 2024 net gains/(losses) on sales of foreclosed properties was $7 and $0, respectively.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Noninterest Income
Service charges on deposit accounts	$3,955	$3,122
ATM and check card fees	4,584	3,305
Wealth management fees	3,611	3,617
Brokered mortgage fees	649	252
Bargain purchase gain	304	2,920
Fees for other customer services	1,187	966
Noninterest income (in-scope of Topic 606)	$14,290	$14,182
Noninterest income (out-of-scope of Topic 606)	2,728	2,198
Total noninterest income	$17,018	$16,380

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of December 31, 2025, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  December 31, 2025 and 2024 (in thousands):

	2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,292	$—	$—

	2024
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,690	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

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

Segment information for the years ended  December 31, 2025 and 2024 is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $478 million and $471 million at  December 31, 2025 and 2024, respectively.

	2025
	Community Banking	Wealth Management	Total

Interest Income	$99,195	$302	$99,497
Interest Expense	26,251	—	26,251
Net interest income	$72,944	$302	$73,246
Provision for credit losses	2,887	—	2,887
Net interest income after provision for credit losses	$70,057	$302	$70,359
Noninterest Income:
Service charges on deposit accounts	$3,955	$—	$3,955
ATM and check card fees	4,584	—	4,584
Wealth management fees	—	3,611	3,611
Other operating income	4,868	—	4,868
Total noninterest income	$13,407	$3,611	$17,018
Noninterest Expense
Salaries and employee benefits	$32,829	$834	$33,663
Occupancy	4,005	29	4,034
Equipment	4,301	4	4,305
Legal and professional fees	2,427	15	2,442
Data processing expense	2,113	149	2,262
Investment management	—	1,325	1,325
Other operating expense	17,369	33	17,402
Total noninterest expense	$63,044	$2,389	$65,433
Income before income taxes	$20,420	$1,524	$21,944
Income tax expense	3,946	295	4,241
Net income	$16,474	$1,229	$17,703

	2024
	Community Banking	Wealth Management	Total

Interest Income	$76,037	$282	$76,319
Interest Expense	23,867	—	23,867
Net interest income	$52,170	$282	$52,452
Provision for credit losses	7,850	—	7,850
Net interest income after provision for credit losses	$44,320	$282	$44,602
Noninterest Income:
Service charges on deposit accounts	$3,122	$—	$3,122
ATM and check card fees	3,305	—	3,305
Wealth management fees	—	3,617	3,617
Other operating income	6,336	—	6,336
Total noninterest income	$12,763	$3,617	$16,380
Noninterest Expense
Salaries and employee benefits	$24,292	$842	$25,134
Occupancy	2,544	29	2,573
Equipment	3,127	4	3,131
Legal and professional fees	1,974	19	1,993
Data processing expense	1,256	148	1,404
Investment management	—	1,307	1,307
Other operating expense	17,362	30	17,392
Total noninterest expense	$50,555	$2,379	$52,934
Income before income taxes	$6,528	$1,520	$8,048
Income tax expense	878	204	1,082
Net income	$5,650	$1,316	$6,966

Note 27. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2025 and 2024

(in thousands)

	2025	2024
Assets
Cash	$13,754	$29,130
Investment in subsidiaries, at cost, plus undistributed net income	188,394	161,653
Other assets	2,639	7,586
Total assets	$204,787	$198,369
Liabilities and Shareholders’ Equity
Subordinated debt	$8,312	$21,175
Junior subordinated debt	9,279	9,279
Other liabilities	1,000	1,385
Total liabilities	$18,591	$31,839
Preferred stock	$—	$—
Common stock	11,282	11,218
Surplus	78,216	77,058
Retained earnings	108,937	96,947
Accumulated other comprehensive (loss), net	(12,239)	(18,693)
Total shareholders’ equity	$186,196	$166,530
Total liabilities and shareholders’ equity	$204,787	$198,369

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Income
Dividends from subsidiary	$—	$18,000
Other operating income	80	40
Total income	$80	$18,040
Expense
Interest expense	$1,954	$873
Supplies	8	83
Legal and professional fees	454	340
Data processing	61	107
Management fee-subsidiary	365	368
Other expense	110	122
Total expense	$2,952	$1,893
(Loss) income before allocated tax benefits and undistributed income of subsidiary	$(2,872)	$16,147
Allocated income tax benefit	603	389
(Loss) income before equity in undistributed income of subsidiary	$(2,269)	$16,536
Equity in undistributed income (loss) of subsidiary	19,972	(9,570)
Net income	$17,703	$6,966

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash Flows from Operating Activities
Net income	$17,703	$6,966
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(19,972)	9,570
Stock-based compensation	1,184	635
Amortization of debt issuance costs	637	2
Gain on redemption of subordinated debt	(80)	—
Gain on sale of investment	—	(40)
Decrease (increase) in other assets	4,400	(85)
(Decrease) increase in other liabilities	(153)	296
Net cash provided by operating activities	$3,719	$17,344
Cash Flows from Investing Activities
Net cash paid in acquisition of Touchstone Bank	$—	$(10)
Proceeds from sale of investment	—	368
Net cash provided by investing activities	$—	$358
Cash Flows from Financing Activities
Cash dividends paid on common stock, net of reinvestment	$(5,520)	$(4,038)
Redemption of subordinated debt	(13,420)	—
Repurchase of common stock	(155)	(106)
Net cash (used in) financing activities	$(19,095)	$(4,144)
(Decrease) increase in cash and cash equivalents	$(15,376)	$13,558
Cash and Cash Equivalents
Beginning	29,130	15,572
Ending	$13,754	$29,130

Note 28. Subsequent Events

On February 11, 2026, the Board of Directors of First Bank approved a purchase and assumption agreement to sell two banking offices in Roanoke Rapids and Louisburg, North Carolina, including most of the deposit and loan accounts associated with those offices, to a Virginia-based financial institution.  The Bank also announced the future closing and consolidation of three Virginia banking offices into nearby banking office locations.  This will reduce the number of banking offices from 33 to 28, and is subject to customary closing conditions, customer notification requirements, and regulatory approval.

These transactions are expected to be closed in the second half of 2026.  These actions were taken as a component of the Bank’s strategic plan to optimize the bank's office footprint.  The goals of the branch optimization plan are to streamline operations, improve efficiency and allocate resources to other growing markets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

Management's Report Regarding the Effectiveness of Internal Controls

See Item 8 above.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2025 and for the two years then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), located in Winchester, Virginia.

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

		3.2	Articles of Amendment to Article of Incorporation of First National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).
		3.3	Bylaws of First National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.)
		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
		4.2	Description of Securities (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 10-K filed March 31, 2025).
		4.3	Form of 5.50% Fixed to Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
		4.4	Form of 6.00% Fixed to Floating Rate Subordinated Note due August 15, 2030 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 10-K filed March 31, 2025).
		4.5	Form of 4.00% Fixed to Floating Rate Subordinated Note due January 30, 2032(incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 10-K filed March 31, 2025).
10.1

Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).
		10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).
		10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).
		10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).
		10.11	Form of Restricted Stock Unit (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).
		10.13	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 21, 2019).
		10.14	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Scott C. Harvard (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.15	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.17	First National Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A of First National Corporation's proxy statement for the 2023 annual meeting of Shareholders, filed March 31, 2023).
		10.18	Form of First National Corporation Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
		10.19	Form of First National Corporation Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
		10.20	Employment Agreement between the Company and Brad E. Schwartz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2025).
		14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).
		19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company's Current Report on Form 10-K filed March 31, 2025).
		21.1	Subsidiaries of the Company.
		23.1	Consent of Yount, Hyde & Barbour, P.C.
		31.1	Certification of Chief Executive Officer, Section 302 Certification.
		31.2	Certification of Chief Financial Officer, Section 302 Certification.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
		97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

		104	The cover page from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included with Exhibit 101).

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 25, 2026
President & Chief Executive Officer Director
(principal executive officer)

/s/ Brad E. Schwartz	Date:	March 25, 2026
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 25, 2026
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 25, 2026
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 25, 2026
Director

/s/ Emily Marlow Beck	Date:	March 25, 2026
Director

/s/ Boyce Brannock	Date:	March 25, 2026
Director

/s/ W. Michael Funk	Date:	March 25, 2026
Director

/s/ James R. Wilkins, III	Date:	March 25, 2026
Director

/s/ Kirtesh Patel	Date:	March 25, 2026
Director

/s/ George E. Holt, III	Date:	March 25, 2026
Director

/s/ Toni T. Lee-Andrews	Date:	March 25, 2026
Director

/s/ Norman D. Wagstaff, Jr.	Date:	March 25, 2026
Director

/s/ William S. Wilkinson	Date:	March 25, 2026
Director