Form 10-Q
period 2026-03-31
FIRST NATIONAL CORP /VA/
filed 2026-05-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2026, 9,040,967 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2026	2025*
Assets
Cash and due from banks	$22,624	$20,836
Interest-bearing deposits in banks	165,185	140,074
Cash and cash equivalents	$187,809	$160,910
Securities available for sale, at fair value	217,655	217,538
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2026, $68; 2025, $83)	101,261	102,872
Restricted securities, at cost	5,642	5,624
Loans, net of allowance for credit losses, 2026, $14,698; 2025, $14,719	1,449,708	1,435,026
Premises and equipment, net	34,327	34,561
Accrued interest receivable	6,656	6,467
Bank owned life insurance	38,837	38,577
Goodwill	3,030	3,030
Core deposit intangibles, net	12,785	13,219
Other assets	18,113	20,154
Total assets	$2,075,823	$2,037,978

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$524,323	$509,874
Savings and interest-bearing demand deposits	953,399	926,579
Time deposits	359,570	363,095
Total deposits	$1,837,292	$1,799,548
Other borrowings	25,000	25,000
Subordinated debt, net of issuance cost	8,385	8,312
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	7,305	9,643
Total liabilities	$1,887,261	$1,851,782

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2026, 9,040,967 shares; 2025, 9,025,395 shares	11,301	11,282
Surplus	78,400	78,216
Retained earnings	112,288	108,937
Accumulated other comprehensive loss, net	(13,427)	(12,239)
Total shareholders’ equity	$188,562	$186,196
Total liabilities and shareholders’ equity	$2,075,823	$2,037,978

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Interest and Dividend Income
Interest and fees on loans	$21,017	$20,639
Interest on deposits in banks	1,170	1,671
Interest on federal funds sold	—	39
Interest and dividends on securities:
Taxable interest	1,786	1,314
Tax-exempt interest	292	300
Dividends	64	59
Total interest and dividend income	$24,329	$24,022
Interest Expense
Interest on deposits	$5,414	$6,038
Interest on subordinated debt	168	467
Interest on junior subordinated debt	66	66
Interest on other borrowings	5	—
Total interest expense	$5,653	$6,571
Net interest income	$18,676	$17,451
Provision for credit losses	450	832
Net interest income after provision for credit losses	$18,226	$16,619
Noninterest Income
Service charges on deposit accounts	$924	$1,013
ATM and check card fees	1,047	996
Wealth management fees	911	898
Fees for other customer services	287	258
Brokered mortgage fees	115	110
Income from bank owned life insurance	259	246
Other operating income	281	90
Total noninterest income	$3,824	$3,611
Noninterest Expense
Salaries and employee benefits	$8,982	$8,689
Occupancy	972	1,069
Equipment	1,093	1,024
Marketing	341	220
Supplies	146	217
Legal and professional fees	688	522
ATM and check card expense	571	438
FDIC assessment	227	414
Bank franchise tax	380	317
Data processing expense	394	762
Internet banking expense	53	351
Core deposit intangible amortization expense	434	442
Net (gains) losses on disposal of premises and equipment	—	(1)
Merger expense	—	1,940
Miscellaneous losses	137	316
Other operating expense	1,564	1,615
Total noninterest expense	$15,982	$18,335

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Income before income taxes	$6,068	$1,895
Income tax expense	1,181	297
Net income	$4,887	$1,598
Earnings per common share
Basic	$0.54	$0.18
Diluted	$0.54	$0.18

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net income	$4,887	$1,598
Other comprehensive (loss) income, net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax of ($366) and $428 for the three months ended March 31, 2026 and 2025, respectively	(1,372)	1,612
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $49 and $50 for the three months ended March 31, 2026 and 2025, respectively	187	188
Change in fair value of cash flow hedges, net of tax of ($1) and ($45) for the three months ended March 31, 2026 and 2025, respectively	(3)	(171)
Total other comprehensive (loss) income	(1,188)	1,629
Total comprehensive income	$3,699	$3,227

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$4,887	$1,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	722	665
Amortization of core deposit intangibles	434	442
Amortization of debt issuance costs	—	285
Amortization of subordinated debt fair value mark	73	—
Origination of mortgage loans held for sale	(1,547)	(681)
Proceeds from sale of mortgage loans held for sale	1,547	409
Provision for credit losses on loans	521	735
(Recovery of) credit losses on securities held to maturity	(15)	(7)
(Recovery of) provision for credit losses on unfunded commitments	(56)	104
Net (gain) on sale of other real estate owned	—	(7)
Increase in cash value of bank owned life insurance	(260)	(263)
Accretion of discounts and amortization of premiums on securities, net	181	234
Accretion of premium on time deposits	(10)	(443)
Accretion of certain acquisition-related loan (discounts) premiums, net	(295)	195
Stock-based compensation	338	265
Excess tax benefits on stock-based compensation	24	1
(Gain) on disposal of premises and equipment, net	—	(1)
Deferred income tax (benefit)	(314)	—
Changes in assets and liabilities:
(Increase) in interest receivable	(189)	(106)
Decrease in other assets	2,645	768
(Decrease) in accrued interest payable and other liabilities	(2,282)	(666)
Net cash provided by operating activities	$6,404	$3,527
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$13,112	$4,698
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,844	1,673
Purchases of securities available for sale	(15,130)	—
Purchases of restricted securities	(18)	(695)
Purchase of premises and equipment	(488)	(483)
Proceeds from sale of premises and equipment	—	34
Proceeds from sale of other real estate owned	—	60
Net (increase) decrease in loans	(14,908)	14,050
Net cash (used in) provided by investing activities	$(15,588)	$19,337

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$41,269	$18,705
Net (decrease) increase in time deposits	(3,515)	2,936
Cash dividends paid on common stock, net of reinvestment	(1,486)	(1,347)
Repurchase of common stock, stock incentive plan	(185)	—
Net cash provided by financing activities	$36,083	$20,294
Increase in cash and cash equivalents	$26,899	$43,158
Cash and Cash Equivalents
Beginning	$160,910	$162,874
Ending	$187,809	$206,032
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,879	$7,340
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(1,738)	$2,040
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$236	$238
Change in fair value of cash flow hedges	$(4)	$(216)
Issuance of common stock, dividend reinvestment plan	$50	$46

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	1,598	—	1,598
Other comprehensive income	—	—	—	1,629	1,629
Cash dividends on common stock ($0.155 per share)	—	—	(1,393)	—	(1,393)
Stock-based compensation	—	265	—	—	265
Issuance of 2,130 shares common stock, dividend reinvestment plan	2	44	—	—	46
Issuance of 10,464 shares common stock, stock incentive plan	13	(13)	—	—	—
Balance, March 31, 2025	$11,233	$77,354	$97,152	$(17,063)	$168,676

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2025	$11,282	$78,216	$108,937	$(12,239)	$186,196
Net income	—	—	4,887	—	4,887
Other comprehensive (loss)	—	—	—	(1,188)	(1,188)
Cash dividends on common stock ($0.17 per share)	—	—	(1,536)	—	(1,536)
Stock-based compensation	—	338	—	—	338
Issuance of 1,916 shares common stock, dividend reinvestment plan	2	48	—	—	50
Issuance of 20,312 shares common stock, stock incentive plan	25	(25)	—	—	—
Repurchase of 6,661 shares common stock, stock incentive plan	(8)	(177)	—	—	(185)
Balance, March 31, 2026	$11,301	$78,400	$112,288	$(13,427)	$188,562

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2026 and December 31, 2025, the statements of income and comprehensive income for the three months ended March 31, 2026 and 2025, the cash flows for the three months ended March 31, 2026 and 2025, and the changes in shareholders’ equity for the three months ended March 31, 2026 and 2025. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

Significant Accounting Policies and Estimates

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgements.  Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgements and as such may have a greater possibility of producing results that could be materially different than originally reported.   Material estimates that are particularly susceptible to significant changes in the near term include estimates related to the determination of the allowance for credit losses on loans.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2025 and are contained in the Company’s 2025 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025 .

Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$37,613	$—	$(478)	$37,135	$—
U.S. agency and mortgage-backed securities	131,120	103	(8,805)	122,418	—
Obligations of states and political subdivisions	63,146	16	(7,015)	56,147	—
Corporate debt securities	1,974	—	(19)	1,955
Total securities available for sale	$233,853	$119	$(16,317)	$217,655	$—
Securities held to maturity:
U.S. Treasury securities	$9,955	$—	$(11)	$9,944	$—
U.S. agency and mortgage-backed securities	77,943	—	(6,062)	71,881	—
Obligations of states and political subdivisions	10,431	10	(871)	9,570	—
Corporate debt securities	3,000	—	(257)	2,743	(68)
Total securities held to maturity	$101,329	$10	$(7,201)	$94,138	$(68)
Total securities	$335,182	$129	$(23,518)	$311,793	$(68)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$37,566	$120	$(348)	$37,338	$—
U.S. agency and mortgage-backed securities	131,172	212	(8,587)	122,797	—
Obligations of states and political subdivisions	62,287	31	(5,872)	56,446	—
Corporate debt securities	973	—	(16)	957	—
Total securities available for sale	$231,998	$363	$(14,823)	$217,538	$—
Securities held to maturity:
U.S. Treasury securities	$9,890	$—	$(13)	$9,877	$—
U.S. agency and mortgage-backed securities	79,632	1	(5,842)	73,791	—
Obligations of states and political subdivisions	10,433	97	(655)	9,875	—
Corporate debt securities	3,000	—	(259)	2,741	(83)
Total securities held to maturity	$102,955	$98	$(6,769)	$96,284	$(83)
Total securities	$334,953	$461	$(21,592)	$313,822	$(83)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$24,950	$(170)	$12,185	$(308)	$37,135	$(478)
U.S. agency and mortgage-backed securities	42,253	(363)	59,916	(8,442)	102,169	(8,805)
Obligations of states and political subdivisions	6,573	(69)	45,739	(6,946)	52,312	(7,015)
Corporate debt securities	1,474	(19)	—	—	1,474	(19)
Total securities available for sale	$75,250	$(621)	$117,840	$(15,696)	$193,090	$(16,317)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$10,057	$(13)	$12,156	$(335)	$22,213	$(348)
U.S. agency and mortgage-backed securities	24,346	(144)	61,732	(8,443)	86,078	(8,587)
Obligations of states and political subdivisions	2,764	(8)	47,552	(5,864)	50,316	(5,872)
Corporate debt securities	457	(16)	—	—	457	(16)
Total securities available for sale	$37,624	$(181)	$121,440	$(14,642)	$159,064	$(14,823)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $1.1 million and $458 thousand, respectively, at March 31, 2026.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

At March 31, 2026, there were 13 out of 13 available for sale U.S. Treasury securities, 106 out of 129 U.S. agency and mortgage-backed available for sale securities, 87 out of 96 obligations of states and political subdivisions available for sale, and 3 out of 3 corporate debt available for sale securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at March 31, 2026. The weighted-average re-pricing term of the portfolio was 4.5 years at March 31, 2026. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2025. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2025. The unrealized losses at March 31, 2026 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt portfolio were related to current interest rates above those that existed when these securities were purchased. Additionally, spreads on securities change from period to period, also impacting pricing. At March 31, 2026 the Company did not have credit concerns on any of the securities represented by these issuers.

The amortized cost and fair value of securities at March 31, 2026 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$13,420	$13,237	$15,135	$15,075
Due after one year through five years	83,346	81,529	16,118	15,425
Due after five years through ten years	46,550	44,021	16,473	15,308
Due after ten years	90,537	78,868	53,603	48,330
	$233,853	$217,655	$101,329	$94,138

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

The composition of restricted securities at March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Federal Home Loan Bank stock	$2,627	$2,609
Federal Reserve Bank stock	2,752	2,752
Community Bankers’ Bank stock	263	263
	$5,642	$5,624

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments (without readily determinable fair values) at their cost, less any impairment or other observable transaction prices. The amounts included in other assets for the limited partnership investments were $2.4 million at March 31, 2026 and December 31, 2025.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2026 and December 31, 2025, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
March 31, 2026
Aaa	$9,955	$23,480	$2,258	$—	$35,693
Aa1 / Aa2 / Aa3	—	—	8,173	—	8,173
A1 / A2 / A3	—	—	—	—	—
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	54,463	—	—	54,463
Total	$9,955	$77,943	$10,431	$3,000	$101,329
December 31, 2025
Aaa	$9,890	$23,418	$2,263	$—	$35,571
Aa1 / Aa2 / Aa3	—	—	8,170	—	8,170
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	56,214	—	—	56,214
Total	$9,890	$79,632	$10,433	$3,000	$102,955

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the three months ended March 31, 2026 and 2025 and the year ended  December 31, 2025.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2025	$—	$—	$—	$83	$83
Provision for credit losses	—	—	—	(15)	(15)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, March 31, 2026	$—	$—	$—	$68	$68

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	(7)	(7)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, March 31, 2025	$—	$—	$—	$88	$88

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2025	$—	$—	$—	$83	$83

At March 31, 2026 and December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  March 31, 2026 and December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate loans:
Construction and land development	$97,487	$88,424
Secured by 1-4 family residential	520,821	527,283
Other real estate loans	712,567	696,978
Commercial and industrial loans	115,202	117,944
Consumer and other loans	18,329	19,116
Total loans	$1,464,406	$1,449,745
Allowance for credit losses	(14,698)	(14,719)
Loans, net	$1,449,708	$1,435,026

Net deferred loan fees included in the above loan categories were $1.9 million at March 31, 2026 and $1.7 million at  December 31, 2025. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $12.9 million at March 31, 2026 and $13.2 million at December 31, 2025. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $3.7 million as of March 31, 2026 and $4.1 million as of December 31, 2025.  Consumer and other loans included $546 thousand and $543 thousand of demand deposit overdrafts at March 31, 2026 and December 31, 2025, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans at  March 31, 2026 was $12.9 million. The outstanding principal balance and the carrying amount at  March 31, 2026 and December 31, 2025 of loans acquired in business combinations were as follows:

	March 31, 2026	December 31, 2025
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$453,731	$480,625

Carrying amount
Real estate loans:
Construction and land development	$7,215	$7,461
Secured by 1-4 family residential	193,516	207,352
Other real estate loans	215,312	223,986
Commercial and industrial loans	22,943	25,428
Consumer and other loans	2,770	3,223
Total acquired loans	$441,756	$467,450

Notes to Consolidated Financial Statements (Unaudited)

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$20	$26	$18	$64	$97,423	$97,487	$44	$—
Secured by 1-4 family residential	3,163	765	1,104	5,032	515,789	520,821	2,111	—
Other real estate loans	241	180	—	421	712,146	712,567	—	—
Commercial and industrial	411	498	1,517	2,426	112,776	115,202	2,290	—
Consumer and other loans	46	29	—	75	18,254	18,329	—	—
Total	$3,881	$1,498	$2,639	$8,018	$1,456,388	$1,464,406	$4,445	$—

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$30	$—	$45	$75	$88,349	$88,424	$45	$—
Secured by 1-4 family residential	2,034	857	939	3,830	523,453	527,283	1,994	—
Other real estate loans	—	—	—	—	696,978	696,978	—	—
Commercial and industrial	646	520	1,324	2,490	115,454	117,944	2,615	—
Consumer and other loans	12	23	—	35	19,081	19,116	—	—
Total	$2,722	$1,400	$2,308	$6,430	$1,443,315	$1,449,745	$4,654	$—

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026
	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction and land development
Pass	$5,841	$7,250	$668	$3,470	$1,793	$7,383	$71,038	$97,443
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	44	—	44
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$5,841	$7,250	$668	$3,470	$1,793	$7,427	$71,038	$97,487

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$11,672	$29,662	$27,479	$60,134	$97,233	$219,135	$73,618	$518,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	126	321	1,441	—	1,888
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$11,672	$29,662	$27,479	$60,260	$97,554	$220,576	$73,618	$520,821

Current period gross write-offs	$—	$—	$—	$—	$—	$29	$—	$29

Other real estate loans
Pass	$30,898	$73,277	$57,919	$93,657	$126,570	$294,728	$33,201	$710,250
Special Mention	—	—	311	—	—	2,006	—	2,317
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$30,898	$73,277	$58,230	$93,657	$126,570	$296,734	$33,201	$712,567

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$5,341	$10,351	$14,950	$13,488	$13,381	$21,300	$33,709	$112,520
Special Mention	—	—	392	—	—	—	—	392
Substandard	—	—	—	472	1,013	276	—	1,761
Doubtful	—	—	—	—	—	529	—	529
Total commercial and industrial	$5,341	$10,351	$15,342	$13,960	$14,394	$22,105	$33,709	$115,202

Current period gross write-offs	$—	$—	$—	$262	$192	$126	$—	$580

Consumer and other loans
Pass	$1,483	$3,925	$1,770	$2,173	$4,049	$2,444	$2,484	$18,328
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$1,483	$3,925	$1,770	$2,173	$4,049	$2,445	$2,484	$18,329

Current period gross write-offs	$87	$—	$—	$13	$—	$—	$—	$100

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$7,661	$674	$3,505	$1,999	$3,578	$4,079	$66,883	$88,379
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$7,661	$674	$3,505	$1,999	$3,578	$4,124	$66,883	$88,424

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$37,248	$29,544	$61,183	$100,324	$91,044	$135,178	$70,577	$525,098
Special Mention	—	119	—	—	—	—	—	119
Substandard	—	—	29	210	343	1,484	—	2,066
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$37,248	$29,663	$61,212	$100,534	$91,387	$136,662	$70,577	$527,283

Current period gross write-offs	$—	$—	$—	$—	$—	$59	$—	$59

Other real estate loans
Pass	$67,088	$59,352	$95,653	$130,268	$105,813	$201,768	$32,327	$692,269
Special Mention	—	313	—	—	—	4,146	—	4,459
Substandard	—	—	—	—	—	250	—	250
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$67,088	$59,665	$95,653	$130,268	$105,813	$206,164	$32,327	$696,978

Current period gross write-offs	$—	$—	$—	$—	$—	$7	$—	$7

Commercial and industrial
Pass	$11,592	$16,531	$13,637	$14,373	$13,054	$11,088	$33,469	$113,744
Special Mention	—	400	—	1,072	—	—	—	1,472
Substandard	—	—	751	1,062	386	—	—	2,199
Doubtful	—	—	—	—	—	529	—	529
Total commercial and industrial	$11,592	$16,931	$14,388	$16,507	$13,440	$11,617	$33,469	$117,944

Current period gross write-offs	$—	$671	$701	$1,930	$481	$438	$—	$4,221

Consumer and other loans
Pass	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116

Current period gross write-offs	$469	$10	$12	$—	$—	$5	$—	$496

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  March 31, 2026, December 31, 2025 and March 31, 2025, the activity in the Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	March 31, 2026
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Charge-offs	—	(29)	—	(580)	(100)	(709)
Recoveries	1	7	2	100	57	167
Provision for (recovery of) credit losses on loans	27	(399)	589	304	—	521
Ending Balance, March 31, 2026	$567	$4,398	$6,544	$3,012	$177	$14,698
Ending Balance:
Individually evaluated	—	—	—	1,570	—	1,570
Collectively evaluated	567	4,398	6,544	1,442	177	13,128
Loans:
Ending Balance	$97,487	$520,821	$712,567	$115,202	$18,329	$1,464,406
Individually evaluated	44	2,111	—	2,290	—	4,445
Collectively evaluated	97,443	518,710	712,567	112,912	18,329	1,459,961

	December 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(59)	(7)	(4,221)	(496)	(4,805)
Recoveries	5	31	15	168	147	366
Provision for (recovery of) credit losses on loans	(29)	581	(1,518)	3,314	410	2,758
Ending Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Ending Balance:
Individually evaluated	—	—	—	1,793	—	1,793
Collectively evaluated	539	4,819	5,952	1,395	221	12,926
Loans:
Ending Balance	$88,424	$527,283	$696,978	$117,944	$19,116	$1,449,745
Individually evaluated	45	1,994	—	2,615	—	4,654
Collectively evaluated	88,379	525,289	696,978	115,329	19,116	1,445,091

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(3)	—	(2,343)	(122)	(2,490)
Recoveries	—	3	1	33	53	90
Provision for (recovery of) credit losses on loans	(7)	972	(1,755)	1,388	137	735
Ending Balance, March 31, 2025	$556	$5,238	$5,708	$3,005	$228	$14,735
Ending Balance:
Individually evaluated	—	—	—	1,609	—	1,609
Collectively evaluated	556	5,238	5,708	1,396	228	13,126
Loans:
Ending Balance	$81,596	$549,502	$665,682	$132,396	$20,774	$1,449,950
Individually evaluated	75	2,071	—	2,662	—	4,808
Collectively evaluated	81,521	547,431	665,682	129,734	20,774	1,445,142

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	March 31, 2026			December 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$44	$—	$44	$45	$—	$45
Secured by 1-4 family residential	2,111	—	2,111	1,994	—	1,994
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	—	2,290	2,290	1,031	1,584	2,615
Consumer and other loans	—	—	—	—	—	—
Total	$2,155	$2,290	$4,445	$3,070	$1,584	$4,654

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$18	$—	$18	$18	$—	$18
Secured by 1-4 family residential	241	—	241	632	—	632
Total	$259	$—	$259	$650	$—	$650

At March 31, 2026 and December 31, 2025 there was no allowance for credit losses on collateral-dependent loans.

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

The following table shows the amortized cost basis as of  March 31, 2026 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made:

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$27	0.02%	Term and amortization increased from 4 years to 6 years
Total	$27	0.02%

During the three months ended March 31, 2025, there were no loans modified due to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the three months ended March 31, 2026 and 2025, there were no payment defaults of modified loans that were modified during the previous twelve months. At  March 31, 2026 and  December 31, 2025 there was no allowance for credit losses on modified loans.

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

For the three months ended March 31, 2026 and 2025, the Company recorded a reduction in provision for credit losses of $56 thousand and provision for credit losses of $104 thousand, respectively. The allowance for credit losses on off-balance sheet exposures was $571 thousand and $590 thousand at  March 31, 2026 and 2025, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
(Numerator):
Net income	$4,887	$1,598
(Denominator):
Weighted average shares outstanding – basic	9,031,591	8,979,527
Potentially dilutive common shares – restricted stock units	15,825	26,396
Weighted average shares outstanding – diluted	9,047,416	9,005,923
Income per common share
Basic	$0.54	$0.18
Diluted	$0.54	$0.18

Restricted stock units for 297 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2026, because they were antidilutive. There were no antidilutive shares of common stock for the three months ended  March 31, 2025.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands).

		Fair Value Measurements at March 31, 2026
Description	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$37,135	$—	$37,135	$—
U.S. agency and mortgage-backed securities	122,418	—	122,418	—
Obligations of states and political subdivisions	56,147	—	56,147	—
Corporate debt securities	1,955	—	1,955	—
Total securities available for sale	$217,655	$—	$217,655	$—
Derivatives - cash flow hedges	2,288	—	2,288	—
Total assets	$219,943	$—	$219,943	$—

		Fair Value Measurements at December 31, 2025
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$37,338	$—	$37,338	$—
U.S. agency and mortgage-backed securities	122,797	—	122,797	—
Obligations of states and political subdivisions	56,446	—	56,446	—
Corporate debt securities	957	—	957	—
Total securities available for sale	$217,538	$—	$217,538	$—
Derivatives - cash flow hedges	2,292	—	2,292	—
Total assets	$219,830	$—	$219,830	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was a no allowance for credit losses on collateral dependent loans at March 31, 2026 and  December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the  three  months ended  March 31, 2026  and the year ended  December 31, 2025 .

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

There were no assets measured at fair value on a nonrecurring basis for the three months ended  March 31, 2026 and year ended  December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are as follows (in thousands):

		Fair Value Measurements at March 31, 2026 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$187,809	$187,809	$—	$—	$187,809
Securities available for sale	217,655	—	217,655	—	217,655
Securities held to maturity	101,261	—	94,070	—	94,070
Restricted securities	5,642	—	5,642	—	5,642
Loans, net	1,449,708	—	—	1,437,769	1,437,769
Bank owned life insurance	38,837	—	38,837	—	38,837
Accrued interest receivable	6,656	—	6,656	—	6,656
Derivatives - cash flow hedges	2,288	—	2,288	—	2,288
Financial Liabilities
Deposits	$1,837,292	$—	$1,477,722	$356,155	$1,833,877
Other borrowings	25,000	—	—	24,960	24,960
Subordinated debt	8,385	—	—	6,847	6,847
Junior subordinated debt	9,279	—	—	8,242	8,242
Accrued interest payable	1,347	—	1,347	—	1,347

		Fair Value Measurements at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$160,910	$160,910	$—	$—	$160,910
Securities available for sale	217,538	—	217,538	—	217,538
Securities held to maturity	102,872	—	102,872	—	102,872
Restricted securities	5,624	—	5,624	—	5,624
Loans held for sale	—	—	—	—	—
Loans, net	1,435,026	—	—	1,420,784	1,420,784
Bank owned life insurance	38,577	—	38,577	—	38,577
Accrued interest receivable	6,467	—	6,467	—	6,467
Derivatives - cash flow hedges	2,292	—	2,292	—	2,292
Financial Liabilities
Deposits	$1,799,548	$—	$1,436,453	$360,656	$1,797,109
Other borrowings	25,000	—	—	24,960	24,960
Subordinated debt	8,312	—	—	6,774	6,774
Junior subordinated debt	9,279	—	—	8,240	8,240
Accrued interest payable	1,562	—	1,562	—	1,562

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

Note 7. Stock Compensation Plans

Stock awards and restricted stock units (RSUs) are both issued under the FNC 2023 Stock Incentive Plan. Awards are made at the discretion of the Board of Directors and compensation cost equal to the fair value of the award is recognized over the vesting period.

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.

There was no compensation expense related to stock awards for the three months ended March 31, 2026 and 2025.

Restricted Stock Units

RSUs are awards of units that correspond to a specified number of shares of Company stock which the recipient receives according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the Company for a particular length of time. Each RSU that vests entitles the recipient to receive one share of common stock on a specified issuance date.

During the first quarter of 2026, 29,744 RSUs were granted to employees, with 5,084 units vesting on February 15, 2026, and 24,660 units subject to a five-year vesting schedule. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded RSUs until vesting has occurred and the recipient becomes the record holder of those shares. The unvested RSUs will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s RSUs for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2026
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	72,399	$22.71
Granted	29,744	27.48
Vested	(20,312)	22.15
Forfeited	(1,000)	15.21
Unvested, end of period	80,831	$24.47

The total unrecognized pre-tax compensation expense related to unvested RSU awards was $1.6 million at March 31, 2026 and $1.1 million at  March 31, 2025. This expense is expected to be recognized through 2031. Compensation expense related to RSU awards recognized for the three months ended  March 31, 2026 and 2025 totaled $338 thousand and $265 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding gains (net of tax, $428)	1,612	—	1,612
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $50)	188	—	188
Change in fair value of cash flow hedge (net of tax, ($45))	—	(171)	(171)
Change during period	1,800	(171)	1,629
Balance at March 31, 2025	$(19,017)	$1,954	$(17,063)

Balance at December 31, 2025	$(14,049)	$1,810	(12,239)
Unrealized holding (losses) (net of tax, ($366))	(1,372)	—	(1,372)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $49)	187	—	187
Change in fair value of cash flow hedge (net of tax, ($1))	—	(3)	(3)
Change during period	(1,185)	(3)	(1,188)
Balance at March 31, 2026	$(15,234)	$1,807	$(13,427)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Noninterest Income
Service charges on deposit accounts	$924	$1,013
ATM and check card fees	1,047	996
Wealth management fees	911	898
Brokered mortgage fees	115	110
Fees for other customer services	287	258
Noninterest income (in-scope of Topic 606)	$3,284	$3,275
Noninterest income (out-of-scope of Topic 606)	540	336
Total noninterest income	$3,824	$3,611

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments are reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of March 31, 2026, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,288	$—	$—

	December 31, 2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,292	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Acquisition

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone Bankshares, Inc. (Touchstone), had the following impact on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Loans (1)	$294	$(194)
Core deposit intangible (2)	(434)	(442)
Subordinated Debt (3)	(73)	(285)
Time deposits (4)	(10)	443
Net impact to income before taxes	$(223)	$(478)

(1)           Loan acquisition-related fair value adjustments accretion (amortization) is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company’s Consolidated Statements of Income.

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

Other Intangible Assets

Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. The gross carrying amounts and accumulated amortization of other intangible assets, which includes previous acquisitions in addition to Touchstone for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning of period, December 31	$13,219	$14,986
Core deposit intangible acquired	—	—
Amortization	(434)	(442)
Total core deposit intangible	$12,785	$14,544

The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carry amounts may not be recoverable. Total amortization expense associated with intangible assets was $434 thousand for the three months ended March 31, 2026.

Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining nine months ending December 31, 2026	$1,301
2027	1,695
2028	1,648
2029	1,593
2030	1,530
Thereafter	5,018
Total	$12,785

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

Segment information for the three months ended March 31, 2026 and 2025, is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $457 million at the end of the first quarter 2026.

	For the Three Months Ended March 31, 2026
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$24,240	$89	$24,329
Interest Expense	5,653	—	5,653
Net interest income	$18,587	$89	$18,676
Provision for credit losses	450	—	450
Net interest income after provision for credit losses	$18,137	$89	$18,226
Noninterest Income:
Service charges on deposit accounts	$924	$—	$924
ATM and check card fees	1,047	—	1,047
Wealth management fees	—	911	911
Other operating income	942	—	942
Total noninterest income	$2,913	$911	$3,824
Noninterest Expense:
Salaries and employee benefits	$8,753	$229	$8,982
Occupancy	965	7	972
Equipment	1,092	1	1,093
Legal and professional fees	684	4	688
Data processing expense	359	35	394
Investment management	—	295	295
Other operating expense	3,518	40	3,558
Total noninterest expense	$15,371	$611	$15,982
Income before income taxes	$5,679	$389	$6,068
Income tax expense	1,105	76	1,181
Net income	$4,574	$313	$4,887

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$23,959	$63	$24,022
Interest Expense	6,571	—	6,571
Net interest income	$17,388	$63	$17,451
Provision for credit losses	832	—	832
Net interest income after provision for credit losses	$16,556	$63	$16,619
Noninterest Income:
Service charges on deposit accounts	$1,013	$—	$1,013
ATM and check card fees	996	—	996
Wealth management fees	—	898	898
Other operating income	704	—	704
Total noninterest income	$2,713	$898	$3,611
Noninterest Expense:
Salaries and employee benefits	$8,457	$232	$8,689
Occupancy	1,062	7	1,069
Equipment	1,023	1	1,024
Legal and professional fees	518	4	522
Data processing expense	726	36	762
Investment management	—	320	320
Other operating expense	5,942	7	5,949
Total noninterest expense	$17,728	$607	$18,335
Income before income taxes	$1,541	$354	$1,895
Income tax expense	242	55	297
Net income	$1,299	$299	$1,598

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, and growth strategy, as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	U.S. and global trade policies and tensions, including change in, or the imposition of, tariffs and/or other barriers or restrictions on trade and/or any retaliatory counter measures, and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
•	the emergence of digital assets and payment stablecoins, and evolving legislative or regulatory frameworks, which could alter deposit flows, competition, and credit intermediation and, in turn, adversely affect the Company’s funding, liquidity, or overall financial performance;
•	political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope, and effectiveness of the federal government, its agencies and services; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2025.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2026 and statements of income of the Company for the three months ended March 31, 2026 and 2025 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2025. The statements of income for the three months ended March 31, 2026 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, south-central regions of Virginia, the Richmond MSA, and northern North Carolina. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, government, hospitality, and higher education.  The Bank’s products and services are delivered through 33 bank offices, one loan production offices, and one customer service center in a retirement community. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2025. Many of the Bank’s services are also delivered through the Bank’s mobile banking platforms and a network of ATMs located throughout its market area.

In February of 2026, the Company announced plans to sell two of its banking offices and consolidate three others into nearby locations. The transactions, which include the sale of two standalone banking offices in North Carolina located in Roanoke Rapids and Louisburg, and the consolidation of three offices in Virginia into proximate existing branches, are expected to close in the second half of 2026 following receipt of required regulatory approvals, customer notification and vendor conversion availability. This will reduce the number of banking offices from 33 to 28. These actions are designed to streamline operations, reduce overhead, and allow the Bank to better allocate resources toward delivering enhanced customer service, innovative digital banking solutions, and continued support for the communities it serves. For additional information, see the Company's Form 8-K dated February 11, 2026, referenced herein at Exhibit 2.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 75% and 85% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, and ATM and check card fees.

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the three months ended March 31, 2026, followed by other operating expense, which comprised 10% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ending March 31, 2026 and March 31, 2025

Net income increased $3.3 million to $4.9 million, or $0.54 per diluted share, for the three months ended March 31, 2026 , compared to $1.6 million, or $0.18 per diluted share, for the same period in 2025 . Return on average assets was 0.98% and return on average equity was 10.51% for the first quarter of 2026 , compared to 0.32% and 3.85%, respectively, for the same period in 2025 .

The increase in net income resulted primarily from a $1.2 million increase in net interest income after provision and a decrease in noninterest expenses of $2.4 million primarily related to the Touchstone acquisition.

Net interest income increased by $1.2 million as total interest expense decreased by $918 thousand and total interest income increased by $307 thousand. Net interest income was positively impacted by a $17.0 million, or 0.9%, increase in average earning assets with a 2-basis point increase in yield and an $8.9 million, or 0.7%, increase in interest bearing liabilities with a 30-basis point decrease in yield. Net interest income was positively impacted by a 22-basis point increase in the net interest margin to 3.99%.

Our provision for credit losses decreased by $382 thousand for the first quarter of 2026. The provision for credit losses totaled $450 thousand and was comprised of a $521 thousand provision for credit losses on loans, a $56 thousand reduction in provision for credit losses on unfunded commitments, and a $15 thousand reduction in the credit losses on securities held-to-maturity. For the same period of 2025, the provision for credit losses totaled $832 thousand.

Noninterest income increased by $213 thousand in the first quarter of 2026 primarily from increases in other operating income and ATM and check card fees, offset by a decrease in services charges on deposit accounts. The other operating income increase was driven by income from limited partnership investments in SBIC.

Noninterest expenses decreased by $2.4 million and were primarily attributable to a $1.9 million decrease in merger expenses, a $368 thousand decrease in data processing expense, and a $298 thousand decrease in internet banking expense. The decreases are primarily driven by fewer merger related expenses following the operational merger of Touchstone in the first quarter of prior year. The decreases in noninterest expenses were partially offset by a $293 thousand increase in salaries and employee benefits.

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

	Efficiency Ratio
	Three Months Ended
	March 31, 2026	March 31, 2025
Noninterest expense	$15,982	$18,335
Add: other real estate owned income, net	—	8
Subtract: amortization of intangibles	(434)	(442)
Add: gain on disposal of premises and equipment, net	—	1
Subtract: merger related expenses	—	(1,940)
	$15,548	$15,962
Tax-equivalent net interest income	$18,764	$17,547
Noninterest income	3,824	3,611
Subtract: securities gains, net	(8)	—
	$22,580	$21,158
Efficiency ratio	68.86%	75.44%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income and then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2026 and 2025 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2026	March 31, 2025
GAAP measures:
Interest income – loans	$21,017	$20,639
Interest income – investments and other	3,312	3,383
Interest expense – deposits	(5,414)	(6,038)
Interest expense – subordinated debt	(168)	(467)
Interest expense – junior subordinated debt	(66)	(66)
Interest expense – other borrowings	(5)	—
Total net interest income	$18,676	$17,451
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$11	$16
Tax benefit realized on non-taxable interest income – municipal securities	77	80
Total tax benefit realized on non-taxable interest income	$88	$96
Total tax-equivalent net interest income	$18,764	$17,547

	Net Interest Margin
	Three Months Ended
	March 31, 2026	March 31, 2025
Tax-equivalent net interest income	$18,764	$17,547
Average earnings assets	$1,905,400	$1,888,428
Net Interest Margin	3.99%	3.77%

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  The Company provides additional information on its critical accounting policies and estimates under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in its 2025 Form 10-K and in Note 1 “Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report.

Lending Policies

There have been no material changes in the Company’s lending policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 .

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

Net Income

Three Month Period Ended March 31, 2026

Net income increased $3.3 million to $4.9 million, or $0.54 per diluted share, for the three months ended March 31, 2026, compared to $1.6 million, or $0.18 per diluted share, for the same period in 2025. Return on average assets was 0.98% and return on average equity was 10.51% for the first quarter of 2026, compared to 0.32% and 3.85%, respectively, for the same period in 2025. The increase in net income resulted primarily from a $1.6 million increase in net interest income after provision and a $2.4 million decrease in noninterest expenses, primarily related to the Touchstone acquisition.

Net Interest Income

Three Month Period Ended March 31, 2026

Net interest income increased $1.2 million, or 7.0%, to $18.7 million for the first quarter of 2026 compared to the same period in the prior year. Total interest expense decreased by $918 thousand, and interest income increased by $307 thousand.  Net interest income was positively impacted by a 22-basis point increase in the net interest margin and a $17.0 million, or 0.9%, increase in average earning assets which was offset by an $8.9 million, or 0.7%, increase in average interest-bearing liabilities.

The increase in total interest income was attributable to a $378 thousand, or 1.8%, increase in interest income and fees on loans and a $472 thousand, or 35.9%, increase in taxable interest on securities, offset by a $501 thousand, or 30.0%, decrease in interest on deposits in banks. The increase in interest income on loans was impacted by net accretion income related to acquisition accounting of $211 thousand in the first quarter of 2026 compared to net amortization expense of $36 thousand in the first quarter of 2025. Interest income on securities increased consistent with purchases since prior year.

The decrease in total interest expense was attributable to a $624 thousand, or 10.3%, decrease in interest expense on deposits and a $299 thousand, or 64.0%, decrease on interest expense on subordinated debt. The net interest margin was positively impacted by a 23-basis point decrease in the cost of interest-bearing deposits. The decrease in subordinated debt and related interest expense was due to redemptions of subordinated debt during the fourth quarter of prior year.

The net interest margin was 3.99% for the first quarter of 2026 compared to 3.77% for the same period in the prior year. When compared to the first quarter of 2025, the net interest margin increased by 22-basis points with the cost of funds decrease consistent with the federal funds rate cuts in late 2025. The yield on earning assets was impacted by net accretion income related to acquisition accounting of $211 thousand in the first quarter for a 4-basis point increase to the net interest margin.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest Income/Expense	Yield/Rate (3)	Average Balance	Interest Income/Expense	Yield/Rate (3)
Assets
Securities:
Taxable	$259,592	$1,786	2.79%	$219,815	$1,314	2.42%
Tax-exempt (1)	61,705	369	2.43%	51,935	380	2.97%
Restricted	4,465	64	5.85%	4,171	60	5.78%
Total securities	$325,762	$2,219	2.76%	$275,921	$1,754	2.58%
Loans: (2)
Taxable	$1,446,201	$20,974	5.88%	$1,454,653	$20,575	5.74%
Tax-exempt (1)	3,479	54	6.30%	4,798	79	6.62%
Total loans	$1,449,680	$21,028	5.88%	$1,459,451	$20,654	5.74%
Federal funds sold	38	—	—	3,527	39	4.53%
Interest-bearing deposits with other institutions	129,920	1,170	3.65%	149,529	1,671	4.55%
Total earning assets	$1,905,400	$24,417	5.20%	$1,888,428	$24,118	5.18%
Less: allowance for credit losses on loans	(15,039)			(16,620)
Total non-earning assets	136,586			145,150
Total assets	$2,026,947			$2,016,958
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$403,086	$1,078	1.09%	$369,023	$1,232	1.35%
Regular savings	211,058	177	0.34%	212,594	175	0.33%
Money market accounts	330,735	1,492	1.83%	339,306	1,962	2.34%
Time deposits	360,515	2,667	3.00%	363,301	2,669	2.98%
Total interest-bearing deposits	$1,305,394	$5,414	1.68%	$1,284,224	$6,038	1.91%
Federal funds purchased	20	—	—	1	—	0.00%
Subordinated debt	8,384	168	8.11%	21,247	467	8.91%
Junior subordinated debt	9,279	66	2.91%	9,279	66	2.88%
Other borrowings	556	5	3.93%	—	—	0.00%
Total interest-bearing liabilities	$1,323,633	$5,653	1.73%	$1,314,751	$6,571	2.03%
Non-interest bearing liabilities
Demand deposits	506,573			524,908
Other liabilities	8,156			9,054
Total liabilities	$1,838,362			$1,848,713
Shareholders’ equity	188,585			168,245
Total liabilities and Shareholders’ equity	$2,026,947			$2,016,958
Net interest income		$18,764			$17,547
Interest rate spread			3.46%			3.15%
Cost of funds			1.25%			1.45%
Interest expense as a percent of average earning assets			1.20%			1.41%
Net interest margin			3.99%			3.77%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $88 and $96 thousand for the three months ended March 31, 2026 and 2025, respectively.

(2)	Loans on non-accrual status are reflected in the average balances.
(3)	Yields and rates are annualized.

Provision for Credit Losses

Three-Month Period Ended March 31, 2026

The provision for credit losses totaled $450 thousand for the three-month period ended March 31, 2026, compared to $832 thousand for the same period of the prior year. The provision was comprised of a $521 thousand provision for credit losses on loans, a $15 thousand reduction in provision of credit losses on held-to-maturity securities, and a $56 thousand reduction in provision of credit losses on unfunded commitments. As compared to the same period of the prior year, the decrease in provision for credit losses is driven by a decrease in the specific reserves on loans during the quarter. The decrease in provision resulted in a lower allowance to total loans of 1.00% at March 31, 2026 compared to 1.02% at March 31, 2025.

Noninterest Income

Three-Month Period Ended March 31, 2026

Noninterest income increased $213 thousand, or 5.9%, to $3.8 million for the first quarter of 2026, compared to the same period of 2025. The increase resulted from increases in other operating income of $191 thousand and ATM and check card fees of $51 thousand, offset by a decrease in services charges of $89 thousand. The other operating income increase was driven by income from limited partnership investments in SBIC.

Noninterest Expense

Three-Month Period Ended March 31, 2026

Noninterest expenses decreased $2.4 million, or 12.8%, to $16.0 million for the three-month period ended March 31, 2026, compared to the same period one year ago. The decrease was primarily attributable to a $1.9 million, or 100%, decrease in merger expenses, a $368 thousand, or 48.3%, decrease in data processing expense, and a $298 thousand, or 84.9%, decrease in internet banking expense, and $187 thousand, or 45.2%, decrease in FDIC expense. The decreases in merger expenses, data processing expense, and interest banking expenses were driven by the Touchstone merger and operating two core systems until operational merger in the first quarter of 2025. The decrease in FDIC expense was due to changes to financial ratios in the assessment calculation driven by the dividend distributed to the Company during the second quarter of 2025. The decreases in noninterest expenses were partially offset by a $293 thousand increase in salaries and employee benefits.

Income Taxes

Three-Month Period Ended March 31, 2026

Income tax expense increased $884 thousand to $1.2 million for the first quarter of 2026, compared to the same period one year ago. The effective tax rate for the first quarter of 2026 was 19.5% compared to 15.7% for the same period in 2025. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2026 and 2025. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Condition

General

Assets totaled $2.076 billion at March 31, 2026, which was an increase of $37.8 million or 7.4% (annualized) from December 31, 2025. The asset composition did not significantly change during the first three months of the year as interest-bearing deposits in banks increased by $25.1 million and loans, net of the allowance for credit losses, increased by $14.7 million, while total securities decreased by $1.5 million.

Total liabilities increased by $35.5 million during the three-month period ended March 31, 2026, primarily from changes in customer deposits. Deposit balances and the composition of deposits as of March 31, 2026 changed as noninterest-bearing deposits increased $14.4 million, savings and interest-bearing deposits increased $26.8 million, and time deposits decreased $3.5 million from December 31, 2025.

Total shareholders’ equity increased by $2.4 million during the first three months of 2026, primarily from a $3.4 million increase in retained earnings and a $1.2 million reduction in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to unrealized holding losses in the available-for-sale securities portfolio.  The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $1.450 billion at March 31, 2026, which was a $14.7 million or 4.1% (annualized) increase from December 31, 2025, and a $14.5 million, or 4.0% (annualized), increase over March 31, 2025.The change in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 36%, 49%, and 8% of the loan portfolio, respectively, at March 31, 2026, and 36%, 48%, and 8% of the loan portfolio, respectively, at December 31, 2025.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unaccreted discounts, net of unamortized premiums totaling $12.9 million and $13.2 million, as of March 31, 2026 and December 31, 2025, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals totaled $12.7 million as of March 31, 2026, which included unamortized premiums totaling $3.7 million, compared to loans totaling $14.1 million as of December 31, 2025, which included unamortized premiums totaling $4.1 million.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $4.4 million and $4.7 million at March 31, 2026 and December 31, 2025, representing approximately 0.21% and 0.23% of total assets, respectively.  Nonaccrual loans totaled $4.4 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively. There was no OREO at March 31, 2026 and December 31, 2025. The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of March 31, 2026. There were no loans past due 90 days or more and accruing interest at March 31, 2026 and December 31, 2025.

On  March 31, 2026  commercial and industrial loans and residential real estate loans comprised 52% and 47% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $2.8 million and $6.4 million at  March 31, 2026  and December 31, 2025 , respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The finance company no longer offers this credit support. On March 31, 2026 , loans purchased from the finance company totaled $12.7 million, which was comprised of $9.0 million of loan balances and unamortized premiums totaling $3.7 million. As of March 31, 2026 , $1.8 million of these loans were non-accrual including premiums totaling $638 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $1.2 million and were included in the Company’s allowance for credit losses on loans. The remaining $10.9 million of loans with premiums totaling $3.0 million were considered performing and were included in the calculation of the collectively evaluated component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. On March 31, 2026 , there was a total of 123 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 5.1 years.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover expected losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical losses, past due percentages, internally generated loan quality reports, prepayment speeds, curtailment rates for each loan category and other relevant factors when evaluating the loan portfolio. The allowance for credit losses on loans totaled $14.7 million, or 1.00% of total loans on March 31, 2026, compared to $14.7 million, or 1.02% of total loans on December 31, 2025. The decrease in allowance for credit losses to total loans from the prior period is primarily driven by lower individually analyzed loans balances following charge-offs recorded during the quarter. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for credit losses, see “Critical Accounting Policies” above.

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

On March 31, 2026 securities totaled $324.6 million, a decrease of $1.4 million, or 1.8% (annualized), from $326.0 million at December 31, 2025. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2026, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $120 thousand and $363 thousand at March 31, 2026 and December 31, 2025, respectively. Gross unrealized losses in the available for sale portfolio totaled $16.3 million and $14.8 million at March 31, 2026 and December 31, 2025, respectively. Gross unrealized gains in the held to maturity portfolio totaled $10 thousand and $98 thousand at March 31, 2026 and December 31, 2025, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $7.2 million and $6.8 million at March 31, 2026 and December 31, 2025, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2025 to March 31, 2026 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

Deposits totaled $1.837 billion on March 31, 2026, which was a $37.7 million, or 8.4% (annualized), increase from December 31, 2025, and a $12.3 million, or 2.7% (annualized), increase from March 31, 2025. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 28%, 52%, and 20%, of total deposits, respectively on March 31, 2026, compared to 28%, 52%, and 20%, on December 31, 2025, and 30%, 50%, and 20%, on March 31, 2025. The composition of the deposit portfolio remained largely consistent with the prior period.

Subordinated Debt

The Company has one issuance of subordinated debt at March 31, 2026 that consists of $9.5 million outstanding of 4.00% fixed-to-floating rate subordinated notes due 2032. The original issuance of $10 million was assumed during the acquisition of Touchstone, and the Company repurchased $500 thousand of the notes during the second quarter of 2025 when the noteholder bank was acquired.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, and available lines of credit totaled $764.2 million on March 31, 2026, $819.0 million on December 31, 2025, and $800.2 million on March 31, 2025.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits totaled $558.9 million on March 31, 2026, $538.2 million on December 31, 2025, and $549.3 million on March 31, 2025. Excluding municipal deposits that have collateral pledged, the estimated amount of uninsured customer deposits totaled $461.3 million on March 31, 2026, $448.8 million on December 31, 2025, and $458.7 million on March 31, 2025.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of March 31, 2026 and December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2026:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	13.75%
Tier 1 capital to risk-weighted assets	6.00%	12.73%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.73%
Tier 1 capital to average assets	4.00%	9.38%
Capital conservation buffer ratio(1)		5.75%

The following table shows the Company's regulatory capital ratios at March 31, 2026:

	Minimum Capital Requirement	First National Corporation
Total capital to risk-weighted assets	8.00%	14.64%
Tier 1 capital to risk-weighted assets	6.00%	13.06%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.44%
Tier 1 capital to average assets	4.00%	9.65%
Capital conservation buffer ratio(1)		6.64%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2026 and December 31, 2025.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Commitments to extend credit, which amounted to $295.9 million at March 31, 2026, and $289.9 million at March 31, 2025, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2026 and December 31, 2025, the Bank had $2.9 million and $3.1 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At March 31, 2026, the cash flow hedges had a fair value of $2.3 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2026 , none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

2	Form 8-K Press Release dated February 11, 2026

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 13, 2026
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ Brad E. Schwartz	May 13, 2026
Brad E. Schwartz	Date
Executive Vice President and Chief Financial Officer