Form 10-Q
period 2026-06-30
FIRST NATIONAL CORP /VA/
filed 2026-08-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2026, 9,042,629 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2026	2025*
Assets
Cash and due from banks	$23,294	$20,836
Interest-bearing deposits in banks	142,854	140,074
Cash and cash equivalents	$166,148	$160,910
Securities available for sale, at fair value	227,792	217,538
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2026, $65; 2025, $83)	89,392	102,872
Restricted securities, at cost	5,642	5,624
Loans, net of allowance for credit losses, 2026, $14,943; 2025, $14,719	1,472,455	1,435,026
Premises and equipment, net	34,021	34,561
Accrued interest receivable	6,517	6,467
Bank owned life insurance	39,077	38,577
Goodwill	3,030	3,030
Core deposit intangibles, net	12,352	13,219
Other assets	19,219	20,154
Total assets	$2,075,645	$2,037,978

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$520,548	$509,874
Savings and interest-bearing demand deposits	953,639	926,579
Time deposits	356,943	363,095
Total deposits	$1,831,130	$1,799,548
Other borrowings	25,000	25,000
Subordinated debt, net of issuance cost	8,460	8,312
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	8,188	9,643
Total liabilities	$1,882,057	$1,851,782

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2026, 9,042,629 shares; 2025, 9,025,395 shares	11,303	11,282
Surplus	78,667	78,216
Retained earnings	116,494	108,937
Accumulated other comprehensive loss, net	(12,876)	(12,239)
Total shareholders’ equity	$193,588	$186,196
Total liabilities and shareholders’ equity	$2,075,645	$2,037,978

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$22,145	$21,594	$43,162	$42,231
Interest on deposits in banks	1,288	1,891	2,458	3,562
Interest on federal funds sold	—	—	—	39
Interest and dividends on securities:
Taxable interest	1,843	1,313	3,629	2,627
Tax-exempt interest	293	298	585	598
Dividends	64	69	128	129
Total interest and dividend income	$25,633	$25,165	$49,962	$49,186
Interest Expense
Interest on deposits	$5,410	$6,080	$10,824	$12,117
Interest on subordinated debt	170	468	338	935
Interest on junior subordinated debt	69	66	135	132
Interest on other borrowings	3	3	8	3
Total interest expense	$5,652	$6,617	$11,305	$13,187
Net interest income	$19,981	$18,548	$38,657	$35,999
Provision for credit losses	426	911	876	1,743
Net interest income after provision for credit losses	$19,555	$17,637	$37,781	$34,256
Noninterest Income
Service charges on deposit accounts	$913	$1,020	$1,837	$2,033
ATM and check card fees	1,155	1,128	2,202	2,124
Wealth management fees	902	867	1,813	1,765
Fees for other customer services	295	230	582	488
Brokered mortgage fees	153	183	268	293
Income from bank owned life insurance	241	231	500	477
Net gains on redemption of subordinated debt	—	80	—	80
Net gains on securities available for sale	—	—	8	—
Net gains on sale of mortgage loans held for sale	4	—	5	—
Net gain on disposal of premises and equipment	56	—	56	—
Other operating income	299	150	571	240
Total noninterest income	$4,018	$3,889	$7,842	$7,500
Noninterest Expense
Salaries and employee benefits	$9,006	$8,033	$17,988	$16,722
Occupancy	974	944	1,946	2,013
Equipment	1,131	1,057	2,224	2,082
Marketing	476	286	817	506
Supplies	192	198	338	415
Legal and professional fees	742	594	1,430	1,115
ATM and check card expense	608	537	1,179	976
FDIC assessment	224	315	451	729
Bank franchise tax	395	348	775	665
Data processing expense	435	504	829	1,266
Core deposit intangible amortization expense	433	441	867	883
Other real estate owned income, net	—	—	—	(7)
Net losses on disposal of premises and equipment	—	7	—	7
Merger expense	—	92	—	2,032
Other operating expense	1,821	1,835	3,575	4,122
Total noninterest expense	$16,437	$15,191	$32,419	$33,526

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Income before income taxes	$7,136	$6,335	$13,204	$8,230
Income tax expense	1,393	1,284	2,574	1,581
Net income	$5,743	$5,051	$10,630	$6,649
Earnings per common share
Basic	$0.64	$0.56	$1.18	$0.74
Diluted	$0.63	$0.56	$1.17	$0.74

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income	$5,743	$5,051	$10,630	$6,649
Other comprehensive income, net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax of $98 and $231 for the three months and ($267) and $659 for the six months ended June 30, 2026 and 2025, respectively	371	868	(1,001)	2,480
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $42 and $51 for the three months and $91 and $101 for the six months ended June 30, 2026 and 2025, respectively	158	191	351	379
Reclassification adjustment for gains included in net income, net of tax ($2) and $0 for the six months ended June 30, 2026 and 2025, respectively	—	—	(6)	—
Change in fair value of cash flow hedges, net of tax $6 and ($23) for the three months and $5 and ($69) for the six months ended June 30, 2026 and 2025, respectively	22	(88)	19	(259)
Total other comprehensive income (loss)	551	971	(637)	2,600
Total comprehensive income	$6,294	$6,022	$9,993	$9,249

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$10,630	$6,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,454	1,340
Amortization of core deposit intangibles	867	883
Amortization of debt issuance costs	—	1
Amortization of subordinated debt fair value mark	148	471
Gain on redemption of subordinated debt	—	(80)
Origination of mortgage loans held for sale	(5,340)	(2,495)
Proceeds from sale of mortgage loans held for sale	5,340	2,489
Provision for credit losses on loans	871	1,635
(Recovery of) provision for credit losses on securities held to maturity	(18)	3
Provision for credit losses on unfunded commitments	23	105
Net (gain) on securities available for sale	(8)	—
Net (gain) on sale of other real estate owned	—	(7)
Increase in cash value of bank owned life insurance	(500)	(477)
Accretion of discounts and amortization of premiums on securities, net	367	430
Amortization (accretion) of premium on time deposits	24	(606)
Accretion of certain acquisition-related loan (discounts) premiums, net	(628)	(736)
Stock-based compensation	559	445
Excess tax benefits on stock-based compensation	24	—
(Gain) loss on disposal of premises and equipment, net	(56)	7
Deferred income tax (benefit)	(200)	—
Changes in assets and liabilities:
(Increase) in interest receivable	(50)	(123)
Decrease (increase) in other assets	1,109	(1,400)
(Decrease) in accrued interest payable and other liabilities	(1,281)	(306)
Net cash provided by operating activities	$13,335	$8,228
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$19,127	$9,185
Proceeds from maturities, calls, and principal payments of securities held to maturity	13,893	3,746
Purchases of securities available for sale	(30,967)	(30,166)
Purchases of restricted securities	(2,394)	(1,929)
Net redemption of restricted securities	2,376	46
Purchase of premises and equipment	(914)	(1,071)
Cash value of bank owned life insurance released	—	(17)
Proceeds from sale of premises and equipment	56	18
Proceeds from sale of other real estate owned	—	60
Net (increase) decrease in loans	(37,672)	21,460
Net cash (used in) provided by investing activities	$(36,495)	$1,332

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$37,734	$(2,017)
Net (decrease) increase in time deposits	(6,176)	2,011
Net increase in other borrowings	—	25,000
Redemption of subordinated debt	—	(420)
Cash dividends paid on common stock, net of reinvestment	(2,975)	(2,693)
Repurchase of common stock, stock incentive plan	(185)	—
Net cash provided by financing activities	$28,398	$21,881
Increase in cash and cash equivalents	$5,238	$31,441
Cash and Cash Equivalents
Beginning	$160,910	$162,874
Ending	$166,148	$194,315
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,483	$13,970
Income taxes	$1,680	$1,200
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(1,268)	$3,139
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$436	$480
Change in fair value of cash flow hedges	$24	$(328)
Issuance of common stock, dividend reinvestment plan	$98	$93

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2025	$11,233	$77,354	$97,152	$(17,063)	$168,676
Net income	—	—	5,051	—	5,051
Other comprehensive income	—	—	—	971	971
Cash dividends on common stock ($0.155 per share)	—	—	(1,393)	—	(1,393)
Stock-based compensation	—	180	—	—	180
Issuance of 2,443 shares common stock, dividend reinvestment plan	3	44	—	—	47
Balance, June 30, 2025	$11,236	$77,578	$100,810	$(16,092)	$173,532

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2026	$11,301	$78,400	$112,288	$(13,427)	$188,562
Net income	—	—	5,743	—	5,743
Other comprehensive income	—	—	—	551	551
Cash dividends on common stock ($0.17 per share)	—	—	(1,537)	—	(1,537)
Stock-based compensation	—	221	—	—	221
Issuance of 1,661 shares common stock, dividend reinvestment plan	2	46	—	—	48
Balance, June 30, 2026	$11,303	$78,667	$116,494	$(12,876)	$193,588

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2025	$11,282	$78,216	$108,937	$(12,239)	$186,196
Net income	—	—	10,630	—	10,630
Other comprehensive (loss)	—	—	—	(637)	(637)
Cash dividends on common stock ($0.34 per share)	—	—	(3,073)	—	(3,073)
Stock-based compensation	—	559	—	—	559
Issuance of 3,577 shares common stock, dividend reinvestment plan	4	94	—	—	98
Issuance of 20,312 shares common stock, stock incentive plan	25	(25)	—	—	—
Repurchase of 6,661 shares common stock, stock incentive plan	(8)	(177)	—	—	(185)
Balance, June 30, 2026	$11,303	$78,667	$116,494	$(12,876)	$193,588

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	6,649	—	6,649
Other comprehensive income	—	—	—	2,600	2,600
Cash dividends on common stock ($0.31 per share)	—	—	(2,786)	—	(2,786)
Stock-based compensation	—	445	—	—	445
Issuance of 4,573 shares common stock, dividend reinvestment plan	5	88	—	—	93
Issuance of 10,464 shares common stock, stock incentive plan	13	(13)	—	—	—
Balance, June 30, 2025	$11,236	$77,578	$100,810	$(16,092)	$173,532

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions on  June 30, 2026 and December 31, 2025, the statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025, the cash flows for the six months ended June 30, 2026 and 2025, and the changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ended  December 31, 2026. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements at the time of adoption; however, is considering the impacts to future acquisition activity.

Other accounting standards that have been issued by the FASB or other standards setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities on  June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$42,617	$—	$(583)	$42,034	$—
U.S. agency and mortgage-backed securities	135,468	63	(9,050)	126,481	—
Obligations of states and political subdivisions	62,937	15	(6,141)	56,811	—
Corporate debt securities	2,498	—	(32)	2,466
Total securities available for sale	$243,520	$78	$(15,806)	$227,792	$—
Securities held to maturity:
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. agency and mortgage-backed securities	76,029	—	(6,274)	69,755	—
Obligations of states and political subdivisions	10,428	71	(680)	9,819	—
Corporate debt securities	3,000	—	(209)	2,791	(65)
Total securities held to maturity	$89,457	$71	$(7,163)	$82,365	$(65)
Total securities	$332,977	$149	$(22,969)	$310,157	$(65)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$37,566	$120	$(348)	$37,338	$—
U.S. agency and mortgage-backed securities	131,172	212	(8,587)	122,797	—
Obligations of states and political subdivisions	62,287	31	(5,872)	56,446	—
Corporate debt securities	973	—	(16)	957	—
Total securities available for sale	$231,998	$363	$(14,823)	$217,538	$—
Securities held to maturity:
U.S. Treasury securities	$9,890	$—	$(13)	$9,877	$—
U.S. agency and mortgage-backed securities	79,632	1	(5,842)	73,791	—
Obligations of states and political subdivisions	10,433	97	(655)	9,875	—
Corporate debt securities	3,000	—	(259)	2,741	(83)
Total securities held to maturity	$102,955	$98	$(6,769)	$96,284	$(83)
Total securities	$334,953	$461	$(21,592)	$313,822	$(83)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,783	$(338)	$12,251	$(245)	$42,034	$(583)
U.S. agency and mortgage-backed securities	58,881	(498)	56,716	(8,552)	115,597	(9,050)
Obligations of states and political subdivisions	5,189	(50)	46,006	(6,091)	51,195	(6,141)
Corporate debt securities	1,966	(32)	—	—	1,966	(32)
Total securities available for sale	$95,819	$(918)	$114,973	$(14,888)	$210,792	$(15,806)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$10,057	$(13)	$12,156	$(335)	$22,213	$(348)
U.S. agency and mortgage-backed securities	24,346	(144)	61,732	(8,443)	86,078	(8,587)
Obligations of states and political subdivisions	2,764	(8)	47,552	(5,864)	50,316	(5,872)
Corporate debt securities	457	(16)	—	—	457	(16)
Total securities available for sale	$37,624	$(181)	$121,440	$(14,642)	$159,064	$(14,823)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $1.1 million and $376 thousand, respectively, on  June 30, 2026.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets.

On  June 30, 2026, there were 14 out of 14 available for sale U.S. Treasury securities, 114 out of 128 U.S. agency and mortgage-backed available for sale securities, 81 out of 95 obligations of states and political subdivisions available for sale securities, and 3 out of 4 corporate debt available for sale securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade on  June 30, 2026. The weighted-average re-pricing term of the portfolio was 4.3 years on  June 30, 2026. One hundred percent of the Company’s investment portfolio was considered investment grade on  December 31, 2025. The weighted-average re-pricing term of the portfolio was 4.6 years on  December 31, 2025. The unrealized losses on  June 30, 2026 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt portfolio were related to current interest rates above those that existed when these securities were purchased. Additionally, spreads on securities change from period to period, also impacting pricing. On  June 30, 2026 the Company did not have credit concerns on any of the securities represented by these issuers.

The amortized cost and fair value of securities on  June 30, 2026 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,770	$12,658	$5,192	$5,167
Due after one year through five years	94,295	92,203	18,874	18,071
Due after five years through ten years	46,182	43,918	16,086	14,837
Due after ten years	90,273	79,013	49,305	44,290
	$243,520	$227,792	$89,457	$82,365

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

The composition of restricted securities on  June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Federal Home Loan Bank stock	$2,627	$2,609
Federal Reserve Bank stock	2,752	2,752
Community Bankers’ Bank stock	263	263
	$5,642	$5,624

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments (without readily determinable fair values) at their cost, less any impairment or other observable transaction prices. The amounts included in other assets for the limited partnership investments were $2.4 million on  June 30, 2026 and December 31, 2025.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity on  June 30, 2026 and December 31, 2025, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
June 30, 2026
Aaa	$—	$23,542	$2,254	$—	$25,796
Aa1 / Aa2 / Aa3	—	—	8,174	—	8,174
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	52,487	—	—	52,487
Total	$—	$76,029	$10,428	$3,000	$89,457
December 31, 2025
Aaa	$9,890	$23,418	$2,263	$—	$35,571
Aa1 / Aa2 / Aa3	—	—	8,170	—	8,170
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	56,214	—	—	56,214
Total	$9,890	$79,632	$10,433	$3,000	$102,955

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the six months ended  June 30, 2026 and 2025 and the year ended  December 31, 2025.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2025	$—	$—	$—	$83	$83
Provision for credit losses	—	—	—	(18)	(18)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, June 30, 2026	$—	$—	$—	$65	$65

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	3	3
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, June 30, 2025	$—	$—	$—	$98	$98

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2025	$—	$—	$—	$83	$83

On  June 30, 2026 and December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  June 30, 2026 and December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans on  June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Real estate loans:
Construction and land development	$113,289	$88,424
Secured by 1-4 family residential	522,763	527,283
Other real estate loans	720,120	696,978
Commercial and industrial loans	113,342	117,944
Consumer and other loans	17,884	19,116
Total loans	$1,487,398	$1,449,745
Allowance for credit losses	(14,943)	(14,719)
Loans, net	$1,472,455	$1,435,026

Net deferred loan fees included in the above loan categories were $2.2 million on  June 30, 2026 and $1.7 million at  December 31, 2025. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $12.5 million on  June 30, 2026 and $13.2 million at December 31, 2025. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $3.4 million as of June 30, 2026 and $4.1 million as of December 31, 2025.  Consumer and other loans included $478 thousand and $543 thousand of demand deposit overdrafts on  June 30, 2026 and December 31, 2025, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans on  June 30, 2026 was $12.5 million. The outstanding principal balance and the carrying amount on  June 30, 2026 and December 31, 2025 of loans acquired in business combinations were as follows:

	June 30, 2026	December 31, 2025
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$429,719	$480,625

Carrying amount
Real estate loans:
Construction and land development	$6,953	$7,461
Secured by 1-4 family residential	182,615	207,352
Other real estate loans	204,217	223,986
Commercial and industrial loans	21,620	25,428
Consumer and other loans	2,616	3,223
Total acquired loans	$418,021	$467,450

Notes to Consolidated Financial Statements (Unaudited)

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$18	$18	$113,271	$113,289	$41	$—
Secured by 1-4 family residential	1,020	915	1,047	2,982	519,781	522,763	2,367	—
Other real estate loans	166	146	—	312	719,808	720,120	—	—
Commercial and industrial	313	301	1,660	2,274	111,068	113,342	2,329	—
Consumer and other loans	42	1	—	43	17,841	17,884	—	—
Total	$1,541	$1,363	$2,725	$5,629	$1,481,769	$1,487,398	$4,737	$—

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$30	$—	$45	$75	$88,349	$88,424	$45	$—
Secured by 1-4 family residential	2,034	857	939	3,830	523,453	527,283	1,994	—
Other real estate loans	—	—	—	—	696,978	696,978	—	—
Commercial and industrial	646	520	1,324	2,490	115,454	117,944	2,615	—
Consumer and other loans	12	23	—	35	19,081	19,116	—	—
Total	$2,722	$1,400	$2,308	$6,430	$1,443,315	$1,449,745	$4,654	$—

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026 and December 31, 2025 and charge offs by year of origination for the six months ended  June 30, 2026 and the year ended  December 31, 2025 (in thousands).

	June 30, 2026
	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction and land development
Pass	$13,792	$6,990	$560	$3,598	$1,762	$6,964	$79,582	$113,248
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	41	—	41
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$13,792	$6,990	$560	$3,598	$1,762	$7,005	$79,582	$113,289

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$21,532	$30,823	$25,869	$58,007	$95,461	$210,252	$78,390	$520,334
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	494	318	331	1,286	—	2,429
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$21,532	$30,823	$26,363	$58,325	$95,792	$211,538	$78,390	$522,763

Current period gross write-offs	$—	$—	$—	$—	$—	$29	$—	$29

Other real estate loans
Pass	$71,835	$69,913	$53,780	$90,333	$124,039	$275,181	$32,737	$717,818
Special Mention	—	310	—	—	—	1,992	—	2,302
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$71,835	$70,223	$53,780	$90,333	$124,039	$277,173	$32,737	$720,120

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$8,000	$10,836	$13,616	$11,687	$13,054	$20,238	$33,037	$110,468
Special Mention	—	384	—	—	—	—	—	384
Substandard	—	—	639	1,052	270	—	—	1,961
Doubtful	—	—	—	—	—	529	—	529
Total commercial and industrial	$8,000	$11,220	$14,255	$12,739	$13,324	$20,767	$33,037	$113,342

Current period gross write-offs	$—	$—	$—	$263	$302	$131	$—	$696

Consumer and other loans
Pass	$2,643	$3,404	$1,461	$1,954	$3,809	$2,153	$2,459	$17,883
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$2,643	$3,404	$1,461	$1,954	$3,809	$2,154	$2,459	$17,884

Current period gross write-offs	$191	$44	$1	$14	$—	$—	$—	$250

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$7,661	$674	$3,505	$1,999	$3,578	$4,079	$66,883	$88,379
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$7,661	$674	$3,505	$1,999	$3,578	$4,124	$66,883	$88,424

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$37,248	$29,544	$61,183	$100,324	$91,044	$135,178	$70,577	$525,098
Special Mention	—	119	—	—	—	—	—	119
Substandard	—	—	29	210	343	1,484	—	2,066
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$37,248	$29,663	$61,212	$100,534	$91,387	$136,662	$70,577	$527,283

Current period gross write-offs	$—	$—	$—	$—	$—	$59	$—	$59

Other real estate loans
Pass	$67,088	$59,352	$95,653	$130,268	$105,813	$201,768	$32,327	$692,269
Special Mention	—	313	—	—	—	4,146	—	4,459
Substandard	—	—	—	—	—	250	—	250
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$67,088	$59,665	$95,653	$130,268	$105,813	$206,164	$32,327	$696,978

Current period gross write-offs	$—	$—	$—	$—	$—	$7	$—	$7

Commercial and industrial
Pass	$11,592	$16,531	$13,637	$14,373	$13,054	$11,088	$33,469	$113,744
Special Mention	—	400	—	1,072	—	—	—	1,472
Substandard	—	—	751	1,062	386	—	—	2,199
Doubtful	—	—	—	—	—	529	—	529
Total commercial and industrial	$11,592	$16,931	$14,388	$16,507	$13,440	$11,617	$33,469	$117,944

Current period gross write-offs	$—	$671	$701	$1,930	$481	$438	$—	$4,221

Consumer and other loans
Pass	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116

Current period gross write-offs	$469	$10	$12	$—	$—	$5	$—	$496

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  June 30, 2026, December 31, 2025 and June 30, 2025, the activity in the Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	June 30, 2026
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Charge-offs	—	(29)	—	(696)	(250)	(975)
Recoveries	3	15	5	168	137	328
Provision for (recovery of) credit losses on loans	181	(320)	228	715	67	871
Ending Balance, June 30, 2026	$723	$4,485	$6,185	$3,375	$175	$14,943
Ending Balance:
Individually evaluated	—	—	—	1,721	—	1,721
Collectively evaluated	723	4,485	6,185	1,654	175	13,222
Loans:
Ending Balance	$113,289	$522,763	$720,120	$113,342	$17,884	$1,487,398
Individually evaluated	41	2,367	—	2,329	—	4,737
Collectively evaluated	113,248	520,396	720,120	111,013	17,884	1,482,661

	December 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(59)	(7)	(4,221)	(496)	(4,805)
Recoveries	5	31	15	168	147	366
Provision for (recovery of) credit losses on loans	(29)	581	(1,518)	3,314	410	2,758
Ending Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Ending Balance:
Individually evaluated	—	—	—	1,793	—	1,793
Collectively evaluated	539	4,819	5,952	1,395	221	12,926
Loans:
Ending Balance	$88,424	$527,283	$696,978	$117,944	$19,116	$1,449,745
Individually evaluated	45	1,994	—	2,615	—	4,654
Collectively evaluated	88,379	525,289	696,978	115,329	19,116	1,445,091

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(44)	(7)	(2,663)	(289)	(3,025)
Recoveries	1	20	3	74	78	176
Provision for (recovery of) credit losses on loans	(68)	920	(1,611)	2,102	292	1,635
Ending Balance, June 30, 2025	$496	$5,162	$5,847	$3,440	$241	$15,186
Ending Balance:
Individually evaluated	—	—	—	2,240	—	2,240
Collectively evaluated	496	5,162	5,847	1,200	241	12,946
Loans:
Ending Balance	$78,169	$544,162	$680,063	$120,700	$19,928	$1,443,022
Individually evaluated	48	2,218	932	3,597	1	6,796
Collectively evaluated	78,121	541,944	679,131	117,103	19,927	1,436,226

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	June 30, 2026			December 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$41	$—	$41	$45	$—	$45
Secured by 1-4 family residential	2,367	—	2,367	1,994	—	1,994
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	—	2,329	2,329	1,031	1,584	2,615
Consumer and other loans	—	—	—	—	—	—
Total	$2,408	$2,329	$4,737	$3,070	$1,584	$4,654

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$18	$—	$18	$18	$—	$18
Secured by 1-4 family residential	462	—	462	632	—	632
Total	$480	$—	$480	$650	$—	$650

On  June 30, 2026 and December 31, 2025 there was no allowance for credit losses on collateral-dependent loans.

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

The following table shows the amortized cost basis for the three months ended  June 30, 2026 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made:

	Payment deferral
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$78	0.07%	Term and amortization increased
Total	$78	0.07%

The following table shows the amortized cost basis for the six months ended  June 30, 2026 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made:

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$105	0.09%	Term and amortization increased
Total	$105	0.09%

During the six months ended  June 30, 2025, there were no loans modified due to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the six months ended June 30, 2026 and 2025, there were no payment defaults of modified loans that were modified during the previous twelve months. On  June 30, 2026 and  December 31, 2025 there was no allowance for credit losses on modified loans.

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

For the six months ended June 30, 2026 and 2025, the Company recorded a provision for credit losses of $23 thousand and $105 thousand, respectively. The allowance for credit losses on off-balance sheet exposures was $650 thousand and $591 thousand on  June 30, 2026 and 2025, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(Numerator):
Net income	$5,743	$5,051	$10,630	$6,649
(Denominator):
Weighted average shares outstanding – basic	9,041,314	8,987,179	9,036,479	8,983,374
Potentially dilutive common shares – restricted stock units	27,033	14,793	21,429	20,594
Weighted average shares outstanding – diluted	9,068,347	9,001,972	9,057,908	9,003,968
Income per common share
Basic	$0.64	$0.56	$1.18	$0.74
Diluted	$0.63	$0.56	$1.17	$0.74

There were no antidilutive shares of common stock for the six months ended June 30, 2026 and 2025.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands).

		Fair Value Measurements at June 30, 2026
Description	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$42,034	$—	$42,034	$—
U.S. agency and mortgage-backed securities	126,481	—	126,481	—
Obligations of states and political subdivisions	56,811	—	56,811	—
Corporate debt securities	2,466	—	2,466	—
Total securities available for sale	$227,792	$—	$227,792	$—
Derivatives - cash flow hedges	2,316	—	2,316	—
Total assets	$230,108	$—	$230,108	$—

		Fair Value Measurements at December 31, 2025
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$37,338	$—	$37,338	$—
U.S. agency and mortgage-backed securities	122,797	—	122,797	—
Obligations of states and political subdivisions	56,446	—	56,446	—
Corporate debt securities	957	—	957	—
Total securities available for sale	$217,538	$—	$217,538	$—
Derivatives - cash flow hedges	2,292	—	2,292	—
Total assets	$219,830	$—	$219,830	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans on  June 30, 2026 and  December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the  six  months ended  June 30, 2026  and the year ended  December 31, 2025 .

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had no Other Real Estate Owned as of  June 30, 2026, and  December 31, 2025.

There were no assets measured at fair value on a nonrecurring basis for the six months ended  June 30, 2026 and year ended  December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments on  June 30, 2026 and December 31, 2025 are as follows (in thousands):

		Fair Value Measurements at June 30, 2026 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$166,148	$166,148	$—	$—	$166,148
Securities available for sale	227,792	—	227,792	—	227,792
Securities held to maturity	89,392	—	82,365	—	82,365
Restricted securities	5,642	—	5,642	—	5,642
Loans, net	1,472,455	—	—	1,463,868	1,463,868
Bank owned life insurance	39,077	—	39,077	—	39,077
Accrued interest receivable	6,517	—	6,517	—	6,517
Derivatives - cash flow hedges	2,316	—	2,316	—	2,316
Financial Liabilities
Deposits	$1,831,130	$—	$1,474,187	$353,013	$1,827,200
Other borrowings	25,000	—	—	24,959	24,959
Subordinated debt	8,460	—	—	6,922	6,922
Junior subordinated debt	9,279	—	—	8,267	8,267
Accrued interest payable	1,407	—	1,407	—	1,407

		Fair Value Measurements at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$160,910	$160,910	$—	$—	$160,910
Securities available for sale	217,538	—	217,538	—	217,538
Securities held to maturity	102,872	—	96,284	—	96,284
Restricted securities	5,624	—	5,624	—	5,624
Loans, net	1,435,026	—	—	1,420,784	1,420,784
Bank owned life insurance	38,577	—	38,577	—	38,577
Accrued interest receivable	6,467	—	6,467	—	6,467
Derivatives - cash flow hedges	2,292	—	2,292	—	2,292
Financial Liabilities
Deposits	$1,799,548	$—	$1,436,453	$360,656	$1,797,109
Other borrowings	25,000	—	—	24,960	24,960
Subordinated debt	8,312	—	—	6,774	6,774
Junior subordinated debt	9,279	—	—	8,240	8,240
Accrued interest payable	1,562	—	1,562	—	1,562

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

Note 7. Stock Compensation Plans

Stock awards and restricted stock units (RSUs) are both issued under the Company's 2023 Stock Incentive Plan. Awards are made at the discretion of the Board of Directors and compensation cost equal to the fair value of the award is recognized over the vesting period.

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of the Company's common stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.

There was no compensation expense related to stock awards for the six months ended June 30, 2026 and 2025.

Restricted Stock Units

RSUs are awards of units that correspond to a specified number of shares of the Company's common stock which the recipient receives according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the Company for a particular length of time. Each RSU that vests entitles the recipient to receive one share of common stock on a specified issuance date.

During the first quarter of 2026, 29,744 RSUs were granted to employees, with 5,084 units vesting on February 15, 2026, and 24,660 units subject to a five-year vesting schedule. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded RSUs until vesting has occurred and the recipient becomes the record holder of those shares. The unvested RSUs will vest on the established schedule if the employee remains employed by the Company on future vesting dates.

A summary of the activity for the Company’s RSUs for the period indicated is presented in the following table:

	Six Months Ended
	June 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	72,399	$22.71
Granted	29,744	27.48
Vested	(20,312)	22.15
Forfeited	(1,000)	15.21
Unvested, end of period	80,831	$24.47

The total unrecognized pre-tax compensation expense related to unvested RSU awards was $1.4 million on  June 30, 2026 and $1.4 million on  June 30, 2025. This expense is expected to be recognized through 2031. Compensation expense related to RSU awards recognized for the six months ended  June 30, 2026 and 2025 totaled $559 thousand and $445 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at March 31, 2025	$(19,017)	$1,954	(17,063)
Unrealized holding gains (net of tax, $231)	868	—	868
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $51)	191	—	191
Change in fair value of cash flow hedge (net of tax, ($23))	—	(88)	(88)
Change during period	1,059	(88)	971
Balance at June 30, 2025	$(17,958)	$1,866	$(16,092)

Balance at March 31, 2026	$(15,234)	$1,807	(13,427)
Unrealized holding gains (net of tax, $98)	371	—	371
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $42)	158	—	158
Change in fair value of cash flow hedge (net of tax, $6)	—	22	22
Change during period	529	22	551
Balance at June 30, 2026	$(14,705)	$1,829	$(12,876)

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding gains (net of tax, $659)	2,480	—	2,480
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $101)	379	—	379
Change in fair value of cash flow hedge (net of tax, ($69))	—	(259)	(259)
Change during period	2,859	(259)	2,600
Balance at June 30, 2025	$(17,958)	$1,866	$(16,092)

Balance at December 31, 2025	$(14,049)	$1,810	$(12,239)
Unrealized holding gains (net of tax, ($267))	(1,001)	—	(1,001)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $91)	351	—	351
Reclassification adjustment (net of tax, ($2))	(6)	—	(6)
Change in fair value of cash flow hedge (net of tax, $5)	—	19	19
Change during period	(656)	19	(637)
Balance at June 30, 2026	$(14,705)	$1,829	$(12,876)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2026 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended
	June 30, 2026	June 30, 2025
Securities available for sale:
Net securities gains reclassified into earnings	$(8)	$—	Net gains on securities available for sale
Related income tax expense	2	—	Income tax expense
Total reclassifications	$(6)	$—	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest Income
Service charges on deposit accounts	$913	$1,020	$1,837	$2,033
ATM and check card fees	1,155	1,128	2,202	2,124
Wealth management fees	902	867	1,813	1,765
Brokered mortgage fees	153	183	268	293
Fees for other customer services	295	230	582	488
Noninterest income (in-scope of Topic 606)	$3,418	$3,428	$6,702	$6,703
Noninterest income (out-of-scope of Topic 606)	600	461	1,140	797
Total noninterest income	$4,018	$3,889	$7,842	$7,500

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments are reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2026, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments on  June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,316	$—	$—

	December 31, 2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,292	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Acquisition

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone Bankshares, Inc. (Touchstone), had the following impact on the Consolidated Statements of Income for the six months ended June 30, 2026 and 2025, as follows (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Loans (1)	$334	$930
Core deposit intangible (2)	(433)	(441)
Subordinated Debt (3)	(75)	(186)
Time deposits (4)	(14)	163
Net impact to income before taxes	$(188)	$466

	For the Six Months Ended June 30,
	2026	2025
Loans (1)	$628	$736
Core deposit intangible (2)	(867)	(883)
Subordinated Debt (3)	(148)	(471)
Time deposits (4)	(24)	606
Net impact to income before taxes	$(411)	$(12)

(1)           Loan acquisition-related fair value adjustments accretion (amortization) is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company’s Consolidated Statements of Income.

(2)           Core deposit and other intangible premium (amortization) is included in "Amortization expense" in the "Noninterest expense" section of the Company’s Consolidated Statements of Income.

(3)           Borrowings acquisition-related fair value adjustments accretion (amortization) is included in "Interest on subordinated debt" in the "Interest Expense" section of the Company’s Consolidated Statements of Income.

(4)           Certificate of deposit acquisition-related fair value adjustments accretion (amortization) is included in "Interest on deposits" in the "Interest expense" section of the Company’s Consolidated Statements of Income.

Other Intangible Assets

Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. The gross carrying amounts and accumulated amortization of other intangible assets, which includes previous acquisitions in addition to Touchstone for the three and  six months ended June 30, 2026 and 2025, were as follows (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Beginning of period, March 31	$12,785	$14,543
Amortization	(433)	(441)
Total core deposit intangible	$12,352	$14,102

	For the Six Months Ended June 30,
	2026	2025
Beginning of period, December 31	$13,219	$14,985
Amortization	(867)	(883)
Total core deposit intangible	$12,352	$14,102

The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carry amounts may not be recoverable.

Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining six months ending December 31, 2026	$867
2027	1,695
2028	1,648
2029	1,593
2030	1,530
Thereafter	5,019
Total	$12,352

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

Segment information for the three and six months ended June 30, 2026 and 2025, is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $483 million at the end of the second quarter 2026.

	For the Three Months Ended June 30, 2026
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$25,533	$100	$25,633
Interest Expense	5,652	—	5,652
Net interest income	$19,881	$100	$19,981
Provision for credit losses	426	—	426
Net interest income after provision for credit losses	$19,455	$100	$19,555
Noninterest Income:
Service charges on deposit accounts	$913	$—	$913
ATM and check card fees	1,155	—	1,155
Wealth management fees	—	902	902
Other operating income	1,048	—	1,048
Total noninterest income	$3,116	$902	$4,018
Noninterest Expense:
Salaries and employee benefits	$8,757	$249	$9,006
Occupancy	967	7	974
Equipment	1,130	1	1,131
Legal and professional fees	737	5	742
Data processing expense	401	34	435
Investment management	—	315	315
Other operating expense	3,820	14	3,834
Total noninterest expense	$15,812	$625	$16,437
Income before income taxes	$6,759	$377	$7,136
Income tax expense	1,319	74	1,393
Net income	$5,440	$303	$5,743

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$25,088	$77	$25,165
Interest Expense	6,617	—	6,617
Net interest income	$18,471	$77	$18,548
Provision for credit losses	911	—	911
Net interest income after provision for credit losses	$17,560	$77	$17,637
Noninterest Income:
Service charges on deposit accounts	$1,020	$—	$1,020
ATM and check card fees	1,128	—	1,128
Wealth management fees	—	867	867
Other operating income	874	—	874
Total noninterest income	$3,022	$867	$3,889
Noninterest Expense:
Salaries and employee benefits	$7,834	$199	$8,033
Occupancy	937	7	944
Equipment	1,056	1	1,057
Legal and professional fees	594	—	594
Data processing expense	467	37	504
Investment management	—	305	305
Other operating expense	3,745	9	3,754
Total noninterest expense	$14,633	$558	$15,191
Income before income taxes	$5,949	$386	$6,335
Income tax expense	1,198	86	1,284
Net income	$4,751	$300	$5,051

	For the Six Months Ended June 30, 2026
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$49,773	$189	$49,962
Interest Expense	11,305	—	11,305
Net interest income	$38,468	$189	$38,657
Provision for credit losses	876	—	876
Net interest income after provision for credit losses	$37,592	$189	$37,781
Noninterest Income:
Service charges on deposit accounts	$1,837	$—	$1,837
ATM and check card fees	2,202	—	2,202
Wealth management fees	—	1,813	1,813
Other operating income	1,990	—	1,990
Total noninterest income	$6,029	$1,813	$7,842
Noninterest Expense:
Salaries and employee benefits	$17,510	$478	$17,988
Occupancy	1,932	14	1,946
Equipment	2,222	2	2,224
Legal and professional fees	1,421	9	1,430
Data processing expense	760	69	829
Investment management	—	610	610
Other operating expense	7,338	54	7,392
Total noninterest expense	$31,183	$1,236	$32,419
Income before income taxes	$12,438	$766	$13,204
Income tax expense	2,425	149	2,574
Net income	$10,013	$617	$10,630

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$49,046	$140	$49,186
Interest Expense	13,187	—	13,187
Net interest income	$35,859	$140	$35,999
Provision for credit losses	1,743	—	1,743
Net interest income after provision for credit losses	$34,116	$140	$34,256
Noninterest Income:
Service charges on deposit accounts	$2,033	$—	$2,033
ATM and check card fees	2,124	—	2,124
Wealth management fees	—	1,765	1,765
Other operating income	1,578	—	1,578
Total noninterest income	$5,735	$1,765	$7,500
Noninterest Expense:
Salaries and employee benefits	$16,294	$428	$16,722
Occupancy	1,999	14	2,013
Equipment	2,080	2	2,082
Legal and professional fees	1,115	—	1,115
Data processing expense	1,193	73	1,266
Investment management	—	635	635
Other operating expense	9,674	19	9,693
Total noninterest expense	$32,355	$1,171	$33,526
Income before income taxes	$7,496	$734	$8,230
Income tax expense	1,440	141	1,581
Net income	$6,056	$593	$6,649

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Subsequent Events

In February of 2026, the Company announced plans to sell two of its banking offices and consolidate three others into nearby locations. The sale includes two banking offices in Roanoke Rapids and Louisburg, North Carolina, as well as most of the deposit and loan accounts associated with those offices. All required regulatory approvals have been received, with a planned transaction date in October 2026.  The Company anticipates a one-time gain on the sale of the offices in the fourth quarter of 2026. The Bank also plans to consolidate three additional banking offices and discontinue low volume ATMs at non-branch locations before year-end. The sale and consolidation combined will reduce the number of banking offices from 33 to 28 by year end. The goals of these branch optimization actions are to streamline operations, improve profitability and allocate resources to faster growing markets. For additional information, see the Company's Current Report on Form 8-K filed with the SEC on February 12, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, and strategy, including with respect to pending branch sales and other branch optimization initiatives, as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels, inflation and slowdowns in economic growth;
•	the Company’s branch and market expansions and reductions, technology initiatives and other strategic initiatives, and the Company's ability to achieve the expected benefit of these initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
•	advances and changes in technology, including artificial intelligence, and the Company’s ability to develop timely and competitive products and services and effectively manage related risks;
•

the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	prepayments of loans and securities could materially impact earnings through a reduction in interest income and fees on loans and interest income on securities;
•	the level of net charge-offs on loans and the adequacy of the allowance for credit losses on loans;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	demand for loan products;
•	deposit flows;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s, or industry's, reputation become compromised;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	changes in accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
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

•	U.S. and global trade policies and tensions, including change in, or the imposition of, tariffs and/or other barriers or restrictions on trade and/or any retaliatory counter measures, and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
•	the emergence of digital assets and payment stablecoins, and evolving legislative or regulatory frameworks, which could alter deposit flows, competition, and credit intermediation and, in turn, adversely affect the Company’s funding, liquidity, or overall financial performance;
•	political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope, and effectiveness of the federal government, its agencies and services; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ended December 31, 2025.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition on June 30, 2026 and statements of income of the Company for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ended December 31, 2025. The statements of income for the three and six months ended June 30, 2026 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:
•	First Bank Financial Services, Inc.
•	Shen-Valley Land Holdings, LLC
•	McKenney Group, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. owns an interest in an entity that provides title insurance services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. McKenney Group, LLC owns an interest in an entity that provides insurance services. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities. The Company is not the primary beneficiary of the Trusts and, accordingly, the Trusts are not consolidated.

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

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 75% and 85% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Company’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, and ATM and check card fees.

Primary expense categories are salaries and employee benefits, which comprised 55% of noninterest expenses for the six months ended June 30, 2026, followed by other operating expense, which comprised 11% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Company. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ended June 30, 2026 and June 30, 2025

Net income increased by $692 thousand to $5.7 million, or $0.63 per diluted share, for the three months ended  June 30, 2026 , compared to $5.1 million, or $0.56 per diluted share, for the same period in 2025 . Return on average assets was 1.11% and return on average equity was 12.03% for the second quarter of 2026 , compared to 1.00% and 11.85%, respectively, for the same period in 2025 .

The increase in net income resulted primarily from a $1.4 million increase in net interest income, a $1.9 million increase in net interest income after provision for credit losses and a $129 thousand increase in noninterest income, which was partially offset by an increase in noninterest expenses of $1.2 million.

Net interest income increased by $1.4 million as total interest expense decreased by $965 thousand and total interest income increased by $468 thousand. Net interest income was positively impacted by a $48.3 million, or 2.5%, increase in average earning assets with a 4-basis point decrease in yield and a $38.1 million, or 2.9%, increase in interest bearing liabilities with a 34-basis point decrease in rate. Net interest income was positively impacted with a 20-basis point increase in the net interest margin to 4.15%. There were positive impacts to the loan portfolio yield in both quarters due to merger related accretion income and excluding those impacts loan yields were higher in the second quarter of 2026 compared to the same period in 2025.

Our provision for credit losses decreased by $485 thousand for the second quarter of 2026. The provision for credit losses totaled $426 thousand and was comprised of a $350 thousand provision for credit losses on loans, a $79 thousand provision for credit losses on unfunded commitments, and a $3 thousand reduction in credit losses on securities held-to-maturity. For the same period of 2025, the provision for credit losses totaled $911 thousand.

Noninterest income increased by $129 thousand in the second quarter of 2026 primarily from increases in other operating income and fees for other customer services, offset by decreases in services charges on deposit accounts and the gain on subordinated debt in 2025. The increase in other operating income was driven by income from limited partnership investments in SBIC and recognition of a previously deferred gain on investment receivable.

Noninterest expenses increased by $1.2 million and were primarily attributable to a $973 thousand increase in salaries and employee benefits, a $190 thousand increase in marketing expense, and a $148 thousand increase in legal and professional fees. The increases in noninterest expenses were partially offset by a $92 thousand decrease in merger expenses and a $91 thousand decrease in FDIC assessment. Higher capital ratios coupled with improved regulatory factors drove the decline in FDIC insurance expense despite an increase in balances.

Comparing the Six-Month Periods Ended June 30, 2026 and June 30, 2025

Net income increased $4.0 million to $10.6 million, or $1.17 per diluted share, for the six months ended  June 30, 2026 , compared to $6.6 million, or $0.74 per diluted share, for the same period in 2025 . Return on average assets was 1.05% and return on average equity was 11.27% for the six months ended June 30, 2026 , compared to 0.66% and 7.90%, respectively, for the same period in 2025 .

The increase in net income resulted primarily from a $2.7 million increase in net interest income, a $3.5 million increase in net interest income after provision for credit losses, an increase of $342 thousand in noninterest income, and a decrease in noninterest expenses of $1.1 million primarily related to the Touchstone acquisition.

Net interest income increased by $2.7 million as total interest expense decreased by $1.9 million and total interest income increased by $776 thousand. Net interest income was positively impacted by a $32.7 million, or 1.7%, increase in average earning assets with a 1-basis point decrease in yield and a $22.4 million, or 1.7%, increase in interest bearing liabilities with a 32-basis point decrease in rate. Net interest income was positively impacted by a 21-basis point increase in the net interest margin to 4.07%. There were positive impacts to the loan portfolio yield in both periods due to merger related accretion income and excluding those impacts, loan yield and earning assets yields were higher in 2026 compared to the same period in 2025.

Our provision for credit losses decreased by $867 thousand for the six months ended June 30, 2026. The provision for credit losses totaled $876 thousand and was comprised of an $871 thousand provision for credit losses on loans, a $23 thousand provision for credit losses on unfunded commitments, and an $18 thousand reduction in the credit losses on securities held-to-maturity. For the same period of 2025, the provision for credit losses totaled $1.7 million.

Noninterest income increased by $342 thousand in the six months ended June 30, 2026 primarily from increases in other operating income and fees for other customer services, offset by a decrease in services charges on deposit accounts and gain on subordinated debt in 2025. The other operating income increase was driven by income from limited partnership investments in SBIC and recognition of a previously deferred gain on investment receivable.

Noninterest expenses decreased by $1.1 million and were primarily attributable to a $2.0 million decrease in merger expenses, a $547 thousand decrease in other operating expense, and a $437 thousand decrease in data processing expense. The decreases are primarily driven by fewer merger related expenses following the operational merger of Touchstone in the first quarter of prior year. During the first quarter of 2025 the company was operating duplicative technology platforms due to the Touchstone acquisition in late 2024. The decreases in noninterest expenses were partially offset by a $1.3 million increase in salaries and employee benefits.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles, net (loss) on disposal of premises and equipment, other real estate owned (income), net, and merger related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding net (gain) on subordinated debt payoff, (gain) on disposal of premises and equipment, and (gain) on securities. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for or more important than GAAP. The methodology for determining this measurement may differ among companies. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest expense (GAAP)	$16,437	$15,191	$32,419	$33,526
Add: other real estate owned income, net	—	—	—	7
Subtract: amortization of intangibles	(433)	(441)	(867)	(883)
Subtract: (loss) on disposal of premises and equipment, net	—	(7)	—	(7)
Subtract: merger related expenses	—	(92)	—	(2,032)
Adjusted noninterest expense (Non-GAAP)	$16,004	$14,651	$31,552	$30,611
Tax-equivalent net interest income (Non-GAAP)	$20,071	$18,639	$38,835	$36,186
Noninterest income (GAAP)	4,018	3,889	7,842	7,500
Subtract: net (gain) on subordinated debt payoff	—	(80)	—	(80)
Subtract: (gain) on disposal of premises and equipment, net	(56)	—	(56)	—
Subtract: securities (gains), net	—	—	(8)	—
Adjusted income (Non-GAAP)	$24,033	$22,448	$46,613	$43,606
Efficiency ratio	66.59%	65.27%	67.69%	70.20%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
GAAP measures:
Interest income – loans	$22,145	$21,594	$43,162	$42,231
Interest income – investments and other	3,488	3,571	6,800	6,955
Interest expense – deposits	(5,410)	(6,080)	(10,824)	(12,117)
Interest expense – subordinated debt	(170)	(468)	(338)	(935)
Interest expense – junior subordinated debt	(69)	(66)	(135)	(132)
Interest expense – other borrowings	(3)	(3)	(8)	(3)
Total net interest income	$19,981	$18,548	$38,657	$35,999
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$12	$12	$23	$28
Tax benefit realized on non-taxable interest income – municipal securities	78	79	155	159
Total tax benefit realized on non-taxable interest income	$90	$91	$178	$187
Total tax-equivalent net interest income	$20,071	$18,639	$38,835	$36,186

	Net Interest Margin
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Tax-equivalent net interest income	$20,071	$18,639	$38,835	$36,186
Average earnings assets	$1,941,385	$1,893,133	$1,923,459	$1,890,749
Net Interest Margin	4.15%	3.95%	4.07%	3.86%

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  The Company provides additional information on its critical accounting policies and estimates under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and in Note 1 in its 2025 Form 10-K. There have been no changes since that time.

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

Net Income

Three Month Period Ended June 30, 2026

Net income increased by $692 thousand to $5.7 million, or $0.63 per diluted share, for the three months ended June 30, 2026, compared to $5.1 million, or $0.56 per diluted share, for the same period in 2025. Return on average assets was 1.11% and return on average equity was 12.03% for the second quarter of 2026, compared to 1.00% and 11.85%, respectively, for the same period in 2025. The increase in net income resulted primarily from a $1.4 million increase in net interest income, a $1.9 million increase in net interest income after provision for credit losses, and an increase of $129 thousand in noninterest income, offset by an increase in noninterest expenses of $1.2 million.

Six Month Period Ended June 30, 2026

Net income increased $4.0 million to $10.6 million, or $1.17 per diluted share, for the six months ended June 30, 2026, compared to $6.6 million, or $0.74 per diluted share, for the same period in 2025. Return on average assets was 1.05% and return on average equity was 11.27% for the six months ended June 30, 2026, compared to 0.66% and 7.90%, respectively, for the same period in 2025. The increase in net income resulted primarily from a $2.7 million increase in net interest income, a $3.5 million increase in net interest income after provision for credit losses, an increase of $342 thousand in noninterest income, and a decrease in noninterest expenses of $1.1 million primarily related to the Touchstone acquisition.

Net Interest Income

Three Month Period Ended June 30, 2026

Net interest income increased $1.4 million, or 7.7%, to $20.0 million for the second quarter of 2026 compared to the same period in the prior year. Total interest expense decreased by $965 thousand, and interest income increased by $468 thousand.  Net interest income was positively impacted by a 20-basis point increase in the net interest margin and a $48.3 million, or 2.5%, increase in average earning assets which was offset by a $38.1 million, or 2.9%, increase in average interest-bearing liabilities.

The increase in total interest income was attributable to a $551 thousand, or 2.6%, increase in interest income and fees on loans and a $530 thousand, or 40.4%, increase in taxable interest on securities, offset by a $603 thousand, or 31.9%, decrease in interest on deposits in banks. The increase in interest income on loans was impacted by net accretion income related to acquisition accounting of $245 thousand in the second quarter of 2026 compared to net accretion income of $907 thousand in the second quarter of 2025. Interest income on securities increased consistently with purchases made since the prior year.

The decrease in total interest expense was attributable to a $670 thousand, or 11.0%, decrease in interest expense on deposits and a $298 thousand, or 63.7%, decrease on interest expense on subordinated debt. The net interest margin was positively impacted by a 28-basis point decrease in the cost of interest-bearing deposits. The decrease in subordinated debt and related interest expense was due to redemptions of subordinated debt during the fourth quarter of the prior year.

The net interest margin was 4.15% for the second quarter of 2026 compared to 3.95% for the same period in the prior year. When compared to the second quarter of 2025, the net interest margin increased by 20-basis points with the cost of funds decrease related to the federal funds rate cuts in late 2025. The yield on earning assets was impacted by net accretion income related to acquisition accounting of $245 thousand in the second quarter for a 5-basis point increase to the net interest margin compared to net accretion income of 19-basis points or $907 thousand in the second quarter of 2025.

Six Month Period Ended June 30, 2026

Net interest income increased $2.7 million, or 7.4%, to $38.7 million for the six months ended June 30, 2026, compared to the same period in the prior year. Total interest expense decreased by $1.9 million, and interest income increased by $776 thousand.  Net interest income was positively impacted by a 21-basis point increase in the net interest margin and a $32.7 million, or 1.7%, increase in average earning assets which was offset by a $22.4 million, or 1.7%, increase in average interest-bearing liabilities.

The increase in total interest income was attributable to a $931 thousand, or 2.2%, increase in interest income and fees on loans and a $1.0 million, or 38.1%, increase in taxable interest on securities, offset by a $1.1 million, or 31.0%, decrease in interest on deposits in banks. The increase in interest income on loans was impacted by net accretion income related to acquisition accounting of $456 thousand for the six months ended June 30, 2026, compared to net accretion income of $871 thousand for the same period in 2025. Interest income on securities increased consistently with purchases since prior year.

The decrease in total interest expense was attributable to a $1.3 million, or 10.7%, decrease in interest expense on deposits and a $597 thousand, or 63.9%, decrease on interest expense on subordinated debt. The net interest margin was positively impacted by a 25-basis point decrease in the cost of interest-bearing deposits. The decrease in subordinated debt and related interest expense was due to redemptions of subordinated debt during the fourth quarter of the prior year.

The net interest margin was 4.07% for the six months ended June 30, 2026 compared to 3.86% for the same period in the prior year. When compared to the six months ended June 30, 2025, the net interest margin increased by 21-basis points with the cost of funds decrease related to the federal funds rate cuts in late 2025. The yield on earning assets was impacted by net accretion income related to acquisition accounting of $456 thousand during the six months for a 5-basis point increase to the net interest margin.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/Expense	Yield/Rate (3)	Average Balance	Interest Income/Expense	Yield/Rate (3)
Assets
Securities:
Taxable	$256,750	$1,843	2.88%	$220,100	$1,313	2.39%
Tax-exempt (1)	62,353	372	2.39%	50,871	377	2.98%
Restricted	4,468	64	5.76%	4,449	69	6.27%
Total securities	$323,571	$2,279	2.82%	$275,420	$1,759	2.56%
Loans: (2)
Taxable	$1,473,064	$22,103	6.02%	$1,441,800	$21,552	6.00%
Tax-exempt (1)	3,460	54	6.31%	4,095	54	5.26%
Total loans	$1,476,524	$22,157	6.02%	$1,445,895	$21,606	5.99%
Federal funds sold	1	—	—	1	—	—
Interest-bearing deposits with other institutions	141,289	1,287	3.66%	171,817	1,891	4.41%
Total earning assets	$1,941,385	$25,723	5.31%	$1,893,133	$25,256	5.35%
Less: allowance for credit losses on loans	(15,039)			(14,888)
Total non-earning assets	153,121			141,099
Total assets	$2,079,467			$2,019,344
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$416,041	$1,101	1.06%	$364,686	$1,208	1.33%
Regular savings	212,451	171	0.32%	212,433	191	0.36%
Money market accounts	335,904	1,573	1.88%	329,273	1,869	2.28%
Time deposits	354,558	2,565	2.90%	361,571	2,812	3.12%
Total interest-bearing deposits	$1,318,954	$5,410	1.65%	$1,267,963	$6,080	1.92%
Federal funds purchased	2	—	—	2	—	—
Subordinated debt	8,422	170	8.09%	21,304	468	8.80%
Junior subordinated debt	9,279	69	2.96%	9,279	66	2.86%
Other borrowings	275	3	3.93%	275	3	4.63%
Total interest-bearing liabilities	$1,336,932	$5,652	1.70%	$1,298,823	$6,617	2.04%
Non-interest bearing liabilities
Demand deposits	542,600			540,377
Other liabilities	8,470			9,224
Total liabilities	$1,888,002			$1,848,424
Shareholders’ equity	191,465			170,920
Total liabilities and Shareholders’ equity	$2,079,467			$2,019,344
Net interest income		$20,071			$18,639
Interest rate spread			3.61%			3.31%
Cost of funds			1.21%			1.44%
Interest expense as a percent of average earning assets			1.17%			1.40%
Net interest margin (1)			4.15%			3.95%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $90 and $91 thousand for the three months ended June 30, 2026 and 2025, respectively. Refer to "Non-GAAP Financial Measures" section for further details.

(2)	Loans on non-accrual status are reflected in the average balances.
(3)	Yields and rates are annualized.

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/Expense	Yield/Rate (3)	Average Balance	Interest Income/Expense	Yield/Rate (3)
Assets
Securities:
Taxable	$258,287	$3,629	2.83%	$219,990	$2,627	2.41%
Tax-exempt (1)	61,873	741	2.41%	51,323	757	2.98%
Restricted	4,467	128	5.80%	4,311	129	6.04%
Total securities	$324,627	$4,498	2.79%	$275,624	$3,513	2.57%
Loans: (2)
Taxable	$1,459,707	$43,076	5.95%	$1,448,191	$42,127	5.87%
Tax-exempt (1)	3,470	109	6.31%	4,445	132	5.99%
Total loans	$1,463,177	$43,185	5.95%	$1,452,636	$42,259	5.87%
Federal funds sold	19	—	—	1,755	39	4.53%
Interest-bearing deposits with other institutions	135,636	2,457	3.65%	160,734	3,562	4.47%
Total earning assets	$1,923,459	$50,140	5.26%	$1,890,749	$49,373	5.27%
Less: allowance for credit losses on loans	(15,039)			(15,749)
Total non-earning assets	137,654			145,425
Total assets	$2,046,074			$2,020,425
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$409,600	$2,180	1.07%	$366,843	$2,439	1.34%
Regular savings	211,759	347	0.33%	212,513	366	0.35%
Money market accounts	333,333	3,066	1.85%	334,261	3,831	2.31%
Time deposits	357,517	5,231	2.95%	362,431	5,481	3.05%
Total interest-bearing deposits	$1,312,209	$10,824	1.66%	$1,276,048	$12,117	1.91%
Federal funds purchased	11	—	—	1	—	—
Subordinated debt	8,460	338	8.04%	22,500	935	8.38%
Junior subordinated debt	9,279	135	2.94%	9,279	132	2.87%
Other borrowings	414	8	3.93%	138	3	4.63%
Total interest-bearing liabilities	$1,330,373	$11,305	1.71%	$1,307,966	$13,187	2.03%
Non-interest bearing liabilities
Demand deposits	517,145			533,596
Other liabilities	8,322			9,150
Total liabilities	$1,855,840			$1,850,712
Shareholders’ equity	190,234			169,713
Total liabilities and Shareholders’ equity	$2,046,074			$2,020,425
Net interest income		$38,835			$36,186
Interest rate spread			3.55%			3.24%
Cost of funds			1.23%			1.44%
Interest expense as a percent of average earning assets			1.19%			1.41%
Net interest margin (1)			4.07%			3.86%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $178 and $187 thousand for the six months ended  June 30, 2026 and 2025 , respectively.
Refer to "Non-GAAP Financial Measures" section for further details.

(2)	Loans on non-accrual status are reflected in the average balances.
(3)	Yields and rates are annualized.

Provision for Credit Losses

Three-Month Period Ended June 30, 2026

The provision for credit losses totaled $426 thousand for the three-month period ended June 30, 2026, compared to $911 thousand for the same period of the prior year. The provision was comprised of a $350 thousand provision for credit losses on loans, a $79 thousand provision of credit losses on held-to-maturity securities, and a $3 thousand reduction in provision of credit losses on unfunded commitments. As compared to the same period of the prior year, the decrease in provision for credit losses is driven by a decrease in the specific reserves on loans. The decrease in provision resulted in a slightly lower allowance to total loans of 1.00% on June 30, 2026 compared to 1.05% on June 30, 2025.

Six-Month Period Ended June 30, 2026

The provision for credit losses totaled $876 thousand for the six-month period ended June 30, 2026, compared to $1.7 million for the same period of the prior year. The provision was comprised of an $871 thousand provision for credit losses on loans, an $18 thousand reduction in provision of credit losses on held-to-maturity securities, and a $23 thousand provision of credit losses on unfunded commitments. As compared to the same period of the prior year, the decrease in provision for credit losses is driven by a decrease in the specific reserves on loans. The decrease in provision resulted in a lower allowance to total loans of 1.00% on June 30, 2026 compared to 1.05% on June 30, 2025.

Noninterest Income

Three-Month Period Ended June 30, 2026

Noninterest income increased $129 thousand, or 3.3%, to $4.0 million for the second quarter of 2026, compared to the same period of 2025. The increase resulted from increases in other operating income of $149 thousand, fees for other customer services of $65 thousand, and gain on disposal of premises and equipment of $56 thousand; offset by decreases in service charges of $107 thousand and a gain on redemption of subordinated debt of $80 thousand in 2025. The other operating income increase was driven by income from limited partnership investments in SBIC and gain on insurance.

Six-Month Period Ended June 30, 2026

Noninterest income increased $342 thousand, or 4.6%, to $7.8 million for the six months ended June 30, 2026, compared to the same period of 2025. The increase resulted from increases in other operating income of $331 thousand, fees for other customer services of $94 thousand, and gain on disposal of premises and equipment of $56 thousand; offset by decreases in service charges of $196 thousand and a gain on redemption of subordinated debt of $80 thousand in 2025. The other operating income increase was driven by income from limited partnership investments in SBIC and gain on insurance.

Noninterest Expense

Three-Month Period Ended June 30, 2026

Noninterest expenses increased $1.2 million, or 8.2%, to $16.4 million for the three-month period ended June 30, 2026, compared to the same period one year ago. The increase was primarily attributable to a $973 thousand, or 12.1%, increase in salaries and employee benefits expense, a $190 thousand, or 66.4%, increase in marketing expense, and a $148 thousand, or 24.9%, increase in legal and professional fees. The increases were offset by decreases of $92 thousand, or 100.0%, in merger expense and $91 thousand, or 28.9%, decrease in FDIC expense. The increase in salaries and employee benefits expense was driven by additional production and support staff salaries, insurance, commissions, and employee benefits in 2026. The increase in marketing was due to outsourced providers for digital marketing, and professional fees increased due to advisory related to the North Carolina branch sale. The decrease in FDIC expense was due to changes to financial ratios in the assessment calculation driven by improved capital levels and regulatory ratings.

Six-Month Period Ended June 30, 2026

Noninterest expenses decreased $1.1 million, or 3.3%, to $32.4 million for the six-month period ended June 30, 2026, compared to the same period one year ago. The decrease was primarily attributable to a $2.0 million decrease in merger expenses, a $437 thousand, or 34.5%, decrease in data processing expense, a $547 thousand, or 13.3%, decrease in other operating expense, and $278 thousand, or 38.1%, decrease in FDIC expense. The decreases in merger expenses, data processing expense, and other operating expenses were driven by the Touchstone merger and operating two core systems until our operational merger late in the first quarter of 2025. The decrease in FDIC expense was due to changes to financial ratios in the assessment calculation driven by improved capital levels and regulatory ratings. The decreases in noninterest expenses were partially offset by a $1.3 million increase in salaries, insurance, commissions, and employee benefits in 2026.

Income Taxes

Three-Month Period Ended June 30, 2026

Income tax expense increased $109 thousand to $1.4 million for the second quarter of 2026, compared to the same period one year ago. The effective tax rate for the second quarter of 2026 was 19.5% compared to 20.3% for the same period in 2025. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended June 30, 2026 and 2025. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Six-Month Period Ended June 30, 2026

Income tax expense increased $993 thousand to $2.6 million for the six months ended June 30, 2026, compared to the same period one year ago. The effective tax rate for the six months ended June 30, 2026 was 19.5% compared to 19.2% for the same period in 2025. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the six months ended June 30, 2026 and 2025. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Condition

General

Assets totaled $2.076 billion on June 30, 2026, which was an increase of $37.7 million or 3.7% (annualized) from December 31, 2025. The asset composition did not significantly change during the first six months of the year as interest-bearing deposits in banks increased by $2.8 million and loans, net of the allowance for credit losses, increased by $37.4 million, while total securities decreased by $3.2 million.

Total liabilities increased by $30.3 million during the six-month period ended June 30, 2026, primarily from changes in customer deposits. Deposit balances and the composition of deposits as of June 30, 2026 changed as noninterest-bearing deposits increased $10.7 million, savings and interest-bearing deposits increased $27.1 million, and time deposits decreased $6.2 million from December 31, 2025.

Total shareholders’ equity increased by $7.4 million during the first six months of 2026, primarily from a $7.6 million increase in retained earnings and a $637 thousand reduction in accumulated other comprehensive loss.  The decrease in accumulated other comprehensive loss was attributable to unrealized holding losses in the available-for-sale securities portfolio.  The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $1.487 billion on June 30, 2026, which was a $37.7 million or 5.2% (annualized) increase from December 31, 2025, and a $44.3 million, or 3.1%, increase over June 30, 2025. The change in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 35%, 48%, and 8% of the loan portfolio, respectively, on June 30, 2026, and 36%, 48%, and 8% of the loan portfolio, respectively, on December 31, 2025.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unaccreted discounts, net of unamortized premiums totaling $12.5 million and $13.2 million, as of June 30, 2026 and December 31, 2025, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals were $8.5 million as of June 30, 2026, plus unamortized premiums totaling $3.4 million, compared to loans of $10.0 million as of December 31, 2025, plus unamortized premiums totaling $4.1 million.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance less the allowance for credit losses, any deferred fees or costs on originated loans, and any premiums or discounts on acquired and purchased loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest income includes amortization of premiums and accretion of discounts on purchased loans, recognized over the life of the loans.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $4.7 million on June 30, 2026, and December 31, 2025, representing approximately 0.23% of total assets at each date.  Nonaccrual loans totaled $4.7 million on June 30, 2026, and December 31, 2025. There was no OREO on June 30, 2026, and December 31, 2025. The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of June 30, 2026. There were no loans past due 90 days or more and accruing interest on June 30, 2026, and December 31, 2025.

On  June 30, 2026  commercial and industrial loans and residential real estate loans comprised 50% and 49% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $2.8 million and $6.4 million on  June 30, 2026  and December 31, 2025 , respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customer's ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The finance company no longer offers this credit support. On June 30, 2026 , loans purchased from the finance company totaled $11.9 million, which was comprised of $8.5 million of loan balances and unamortized premiums totaling $3.4 million. As of June 30, 2026 , $1.8 million of these loans were non-accrual including premiums totaling $653 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $1.3 million and were included in the Company’s allowance for credit losses on loans. The remaining $10.1 million of loans with premiums totaling $2.7 million were considered performing and were included in the calculation of the collectively evaluated component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. As of  June 30, 2026 , there was a total of 117 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 5.0 years.

Management believes, based upon its review and analysis, that the Company has sufficient reserves to cover expected losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical losses, past due percentages, internally generated loan quality reports, prepayment speeds, curtailment rates for each loan category and other relevant factors when evaluating the loan portfolio. The allowance for credit losses on loans totaled $14.9 million, or 1.00% of total loans on June 30, 2026, compared to $14.7 million, or 1.02% of total loans on December 31, 2025. The decrease in allowance for credit losses to total loans from the prior period is primarily driven by a decrease in reserve percentage on individually analyzed loans. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers.

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

On June 30, 2026 securities totaled $322.8 million, a decrease of $3.2 million, or 2.0% (annualized), from $326.0 million on December 31, 2025. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2026, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $78 thousand and $363 thousand on June 30, 2026 and December 31, 2025, respectively. Gross unrealized losses in the available for sale portfolio totaled $15.8 million and $14.8 million on June 30, 2026, and December 31, 2025, respectively. Gross unrealized gains in the held to maturity portfolio totaled $71 thousand and $98 thousand on June 30, 2026, and December 31, 2025, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $7.2 million and $6.8 million on June 30, 2026, and December 31, 2025, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2025, to June 30, 2026, was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

Deposits totaled $1.831 billion on June 30, 2026, which was a $31.6 million, or 3.5% (annualized), increase from December 31, 2025, and a $28.0 million, or 1.6%, increase from June 30, 2025. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 28%, 52%, and 20%, of total deposits, respectively on June 30, 2026, compared to 28%, 52%, and 20%, on December 31, 2025, and 30%, 50%, and 20%, on June 30, 2025. The composition of the deposit portfolio remained largely consistent with the prior period.

Subordinated Debt

The Company has one issuance of subordinated debt on June 30, 2026 that consists of $9.5 million outstanding of 4.00% fixed-to-floating rate subordinated notes due 2032. The original issuance of $10 million was assumed during the acquisition of Touchstone, and the Company repurchased $500 thousand of the notes during the second quarter of 2025 when the noteholder bank was acquired.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, and available lines of credit totaled $747.8 million on June 30, 2026, $819.0 million on December 31, 2025, and $800.2 million on June 30, 2025.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits were $573.8 million on June 30, 2026, $538.2 million on December 31, 2025, and $545.7 million on June 30, 2025. Excluding municipal deposits that have collateral pledged, the estimated amount of uninsured customer deposits were $466.9 million on June 30, 2026, $448.8 million on December 31, 2025, and $451.9 million on June 30, 2025.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of June 30, 2026 and December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios on June 30, 2026:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	13.91%
Tier 1 capital to risk-weighted assets	6.00%	12.87%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.87%
Tier 1 capital to average assets	4.00%	9.44%
Capital conservation buffer ratio(1)		5.91%

The following table shows the Company's regulatory capital ratios on June 30, 2026:

	Minimum Capital Requirement	First National Corporation
Total capital to risk-weighted assets	8.00%	14.81%
Tier 1 capital to risk-weighted assets	6.00%	13.22%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.60%
Tier 1 capital to average assets	4.00%	9.62%
Capital conservation buffer ratio(1)		6.81%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2026 and December 31, 2025.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

The Company, through the Bank, is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit, which amounted to $297.8 million on June 30, 2026, and $282.7 million on June 30, 2025, are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. On June 30, 2026 and December 31, 2025, the Bank had $2.9 million and $3.1 million in outstanding standby letters of credit, respectively.

On April 21, 2020, the Company entered into interest rate swap agreements related to its outstanding junior subordinated debt. The Company uses derivatives to manage exposure to interest rate risk using interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end, and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. On June 30, 2026, the cash flow hedges had a fair value of $2.3 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended  June 30, 2026 , none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 13, 2026
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ Brad E. Schwartz	August 13, 2026
Brad E. Schwartz	Date
Executive Vice President and Chief Financial Officer