Form 10-Q
period 2026-09-30
FIRST NATIONAL CORP /VA/
filed 2026-11-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2026, 9,057,923 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2026	2025*
Assets
Cash and due from banks	$25,996	$20,836
Interest-bearing deposits in banks	141,580	140,074
Cash and cash equivalents	$167,576	$160,910
Securities available for sale, at fair value	218,668	217,538
Securities held to maturity, at amortized cost (net of allowance for credit losses, 2026, $80; 2025, $83)	82,512	102,872
Restricted securities, at cost	5,642	5,624
Loans held for sale	262	—
Loans, net of allowance for credit losses, 2026, $14,412; 2025, $14,719	1,485,813	1,435,026
Other real estate owned, net of valuation allowance	747	—
Premises and equipment, net	33,162	34,561
Accrued interest receivable	6,732	6,467
Bank owned life insurance	39,371	38,577
Goodwill	3,030	3,030
Core deposit intangibles, net	11,918	13,219
Other assets	19,427	20,154
Total assets	$2,074,860	$2,037,978

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$520,058	$509,874
Savings and interest-bearing demand deposits	951,409	926,579
Time deposits	357,273	363,095
Total deposits	$1,828,740	$1,799,548
Other borrowings	25,000	25,000
Subordinated debt, net of issuance cost	8,537	8,312
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	7,751	9,643
Total liabilities	$1,879,307	$1,851,782

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 16,000,000 shares; issued and outstanding, 2026, 9,057,224 shares; 2025, 9,025,395 shares	11,320	11,282
Surplus	79,284	78,216
Retained earnings	121,854	108,937
Accumulated other comprehensive loss, net	(16,905)	(12,239)
Total shareholders’ equity	$195,553	$186,196
Total liabilities and shareholders’ equity	$2,074,860	$2,037,978

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$23,496	$21,430	$66,658	$63,661
Interest on deposits in banks	1,169	1,733	3,627	5,295
Interest on federal funds sold	—	1	—	40
Interest and dividends on securities:
Taxable interest	1,899	1,562	5,528	4,189
Tax-exempt interest	292	296	877	894
Dividends	64	65	192	194
Total interest and dividend income	$26,920	$25,087	$76,882	$74,273
Interest Expense
Interest on deposits	$5,471	$6,246	$16,295	$18,363
Interest on subordinated debt	171	479	509	1,414
Interest on junior subordinated debt	69	67	204	199
Interest on other borrowings	3	—	11	3
Total interest expense	$5,714	$6,792	$17,019	$19,979
Net interest income	$21,206	$18,295	$59,863	$54,294
Provision for credit losses	—	193	876	1,936
Net interest income after provision for credit losses	$21,206	$18,102	$58,987	$52,358
Noninterest Income
Service charges on deposit accounts	$940	$985	$2,777	$3,018
ATM and check card fees	1,143	1,336	3,345	3,460
Wealth management fees	1,009	910	2,822	2,675
Fees for other customer services	334	407	916	895
Brokered mortgage fees	79	166	347	459
Income from bank owned life insurance	289	284	789	761
Net gains on redemption of subordinated debt	—	—	—	80
Net gains on securities available for sale	—	—	8	—
Mortgage banking revenue	46	5	51	5
Net (loss) gain on disposal of premises and equipment	(12)	—	44	—
Bargain purchase gain	—	304	—	304
Other operating income	256	103	827	343
Total noninterest income	$4,084	$4,500	$11,926	$12,000
Noninterest Expense
Salaries and employee benefits	$9,341	$8,487	$27,329	$25,209
Occupancy	1,002	1,025	2,948	3,038
Equipment	1,067	1,056	3,291	3,138
Marketing	353	324	1,170	830
Supplies	199	158	537	573
Legal and professional fees	646	660	2,076	1,775
ATM and check card expense	629	569	1,808	1,545
FDIC assessment	254	305	705	1,034
Bank franchise tax	395	350	1,170	1,015
Data processing expense	435	495	1,264	1,761
Core deposit intangible amortization expense	434	442	1,301	1,325
Other real estate owned income, net	212	—	212	(7)
Net losses on disposal of premises and equipment	—	(23)	—	(16)
Merger expense	—	—	—	2,032
Other operating expense	1,729	1,934	5,304	6,056
Total noninterest expense	$16,696	$15,782	$49,115	$49,308

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Income before income taxes	$8,594	$6,820	$21,798	$15,050
Income tax expense	1,694	1,270	4,268	2,851
Net income	$6,900	$5,550	$17,530	$12,199
Earnings per common share
Basic	$0.76	$0.62	$1.94	$1.36
Diluted	$0.76	$0.62	$1.93	$1.35

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net income	$6,900	$5,550	$17,530	$12,199
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax of ($1,193) and $734 for the three months and ($1,461) and $1,392 for the nine months ended September 30, 2026 and 2025, respectively	(4,489)	2,757	(5,490)	5,237
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity, net of tax of $33 and $51 for the three months and $124 and $152 for the nine months ended September 30, 2026 and 2025, respectively	122	190	473	569
Reclassification adjustment for gains included in net income, net of tax of $0 and $0 for the three months and ($2) and $0 for the nine months ended September 30, 2026 and 2025, respectively	—	—	(6)	—
Change in fair value of cash flow hedges, net of tax $90 and ($17) for the three months and $95 and ($85) for the nine months ended September 30, 2026 and 2025, respectively	338	(59)	357	(318)
Total other comprehensive income (loss)	(4,029)	2,888	(4,666)	5,488
Total comprehensive income	$2,871	$8,438	$12,864	$17,687

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$17,530	$12,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,193	2,046
Amortization of core deposit intangibles	1,301	1,325
Amortization of debt issuance costs	—	1
Amortization of subordinated debt fair value mark	225	564
(Gain) on redemption of subordinated debt	—	(80)
(Origination of) mortgage loans held for sale	(15,852)	(3,562)
Proceeds from sale of mortgage loans held for sale	15,641	3,976
Net (gains) on sales of mortgage loans held for sale	(51)	(5)
Provision for credit losses on loans	934	1,835
(Recovery of) credit losses on securities held to maturity	(2)	(12)
(Recovery of) provision for credit losses on unfunded commitments	(56)	113
Net (gain) on securities available for sale	(8)	—
Net loss (gain) on sale of other real estate owned	210	(7)
Increase in cash value of bank owned life insurance	(789)	(761)
Accretion of discounts and amortization of premiums on securities, net	518	567
Amortization (accretion) of premium on time deposits	38	(673)
Accretion of certain acquisition-related loan (discounts) and premiums, net	(1,586)	(817)
Stock-based compensation	1,146	1,031
Excess tax benefits on stock-based compensation	27	21
(Gain) on disposal of premises and equipment, net	(44)	(16)
Bargain purchase gain	—	(304)
Deferred income tax expense	379	484
Changes in assets and liabilities:
(Increase) in interest receivable	(265)	(218)
Decrease in other assets	2,017	116
(Decrease) in accrued interest payable and other liabilities	(1,836)	(1,158)
Net cash provided by operating activities	$21,670	$16,665
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$24,424	$19,772
Proceeds from maturities, calls, and principal payments of securities held to maturity	20,899	5,803
Purchases of securities available for sale	(32,963)	(46,276)
Purchases of restricted securities	(2,394)	(741)
Net redemption of restricted securities	2,376	46
Purchase of premises and equipment	(1,763)	(2,674)
Proceeds from sale of premises and equipment	56	1,361
Proceeds from sale of other real estate owned	—	60
Purchase of bank owned life insurance	(5)	(18)
Net (increase) decrease in loans	(50,135)	30,427
Net cash (used in) provided by investing activities	$(39,505)	$7,760

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$35,014	$(1,156)
Net (decrease) increase in time deposits	(5,860)	7,634
Redemption of subordinated debt	—	(420)
Cash dividends paid on common stock, net of reinvestment	(4,468)	(4,040)
Repurchase of common stock, stock incentive plan	(185)	—
Net cash provided by financing activities	$24,501	$2,018
Increase in cash and cash equivalents	$6,666	$26,443
Cash and Cash Equivalents
Beginning	$160,910	$162,874
Ending	$167,576	$189,317
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,292	$20,934
Income taxes	$3,180	$2,200
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(6,951)	$6,629
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$589	$721
Change in fair value of cash flow hedges	$(2)	$(403)
Transfer from premises and equipment to other real estate owned, net	$(957)	$—
Issuance of common stock, dividend reinvestment plan	$145	$142

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2026	$11,303	$78,667	$116,494	$(12,876)	$193,588
Net income	—	—	6,900	—	6,900
Other comprehensive (loss)	—	—	—	(4,029)	(4,029)
Cash dividends on common stock ($0.17 per share)	—	—	(1,540)	—	(1,540)
Stock-based compensation	—	587	—	—	587
Issuance of 1,538 shares common stock, dividend reinvestment plan	2	45	—	—	47
Issuance of 12,357 shares common stock, stock incentive plan	15	(15)	—	—	—
Balance, September 30, 2026	$11,320	$79,284	$121,854	$(16,905)	$195,553

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2025	$11,236	$77,578	$100,810	$(16,092)	$173,532
Net income	—	—	5,550	—	5,550
Other comprehensive income	—	—	—	2,888	2,888
Cash dividends on common stock ($0.155 per share)	—	—	(1,396)	—	(1,396)
Stock-based compensation	—	587	—	—	587
Issuance of 2,071 shares common stock, dividend reinvestment plan	3	45	—	—	48
Issuance of 18,000 shares common stock, stock incentive plan	23	(23)	—	—	—
Balance, September 30, 2025	$11,262	$78,187	$104,964	$(13,204)	$181,209

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2025	$11,282	$78,216	$108,937	$(12,239)	$186,196
Net income	—	—	17,530	—	17,530
Other comprehensive (loss)	—	—	—	(4,666)	(4,666)
Cash dividends on common stock ($0.51 per share)	—	—	(4,613)	—	(4,613)
Stock-based compensation	—	1,146	—	—	1,146
Issuance of 5,115 shares common stock, dividend reinvestment plan	6	139	—	—	145
Issuance of 32,555 shares common stock, stock incentive plan	40	(40)	—	—	—
Repurchase of 6,661 shares common stock, stock incentive plan	(8)	(177)	—	—	(185)
Balance, September 30, 2026	$11,320	$79,284	$121,854	$(16,905)	$195,553

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2024	$11,218	$77,058	$96,947	$(18,692)	$166,531
Net income	—	—	12,199	—	12,199
Other comprehensive income	—	—	—	5,488	5,488
Cash dividends on common stock ($0.465 per share)	—	—	(4,182)	—	(4,182)
Stock-based compensation	—	1,031	—	—	1,031
Issuance of 6,644 shares common stock, dividend reinvestment plan	8	134	—	—	142
Issuance of 28,464 shares common stock, stock incentive plan	36	(36)	—	—	—
Balance, September 30, 2025	$11,262	$78,187	$104,964	$(13,204)	$181,209

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions on   September 30, 2026 and   December 31, 2025, the statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025, the cash flows for the nine months ended September 30, 2026 and 2025, and the changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended  December 31, 2025. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended  December 31, 2026.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended  December 31, 2025 and are contained in the Company’s 2025 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since  December 31, 2025.

Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements at the time of adoption; however, the Company is considering the impacts to future acquisition activity.

Other accounting standards that have been issued by the FASB or other standards setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs, gross unrealized gains and losses, allowance for credit losses, and fair values of debt securities on  September 30, 2026 and  December 31, 2025 were as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$42,611	$—	$(1,098)	$41,513	$—
U.S. agency and mortgage-backed securities	131,491	65	(10,921)	120,635	—
Obligations of states and political subdivisions	62,478	10	(9,410)	53,078	—
Corporate debt securities	3,498	4	(60)	3,442
Total securities available for sale	$240,078	$79	$(21,489)	$218,668	$—
Securities held to maturity:
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. agency and mortgage-backed securities	69,372	—	(7,709)	61,663	—
Obligations of states and political subdivisions	10,220	—	(1,497)	8,723	—
Corporate debt securities	3,000	—	(191)	2,809	(80)
Total securities held to maturity	$82,592	$—	$(9,397)	$73,195	$(80)
Total securities	$322,670	$79	$(30,886)	$291,863	$(80)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. Treasury securities	$37,566	$120	$(348)	$37,338	$—
U.S. agency and mortgage-backed securities	131,172	212	(8,587)	122,797	—
Obligations of states and political subdivisions	62,287	31	(5,872)	56,446	—
Corporate debt securities	973	—	(16)	957	—
Total securities available for sale	$231,998	$363	$(14,823)	$217,538	$—
Securities held to maturity:
U.S. Treasury securities	$9,890	$—	$(13)	$9,877	$—
U.S. agency and mortgage-backed securities	79,632	1	(5,842)	73,791	—
Obligations of states and political subdivisions	10,433	97	(655)	9,875	—
Corporate debt securities	3,000	—	(259)	2,741	(83)
Total securities held to maturity	$102,955	$98	$(6,769)	$96,284	$(83)
Total securities	$334,953	$461	$(21,592)	$313,822	$(83)

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available for sale securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,210	$(904)	$12,303	$(194)	$41,513	$(1,098)
U.S. agency and mortgage-backed securities	53,698	(1,137)	58,559	(9,784)	112,257	(10,921)
Obligations of states and political subdivisions	9,513	(441)	42,455	(8,969)	51,968	(9,410)
Corporate debt securities	1,962	(60)	—	—	1,962	(60)
Total securities available for sale	$94,383	$(2,542)	$113,317	$(18,947)	$207,700	$(21,489)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$10,057	$(13)	$12,156	$(335)	$22,213	$(348)
U.S. agency and mortgage-backed securities	24,346	(144)	61,732	(8,443)	86,078	(8,587)
Obligations of states and political subdivisions	2,764	(8)	47,552	(5,864)	50,316	(5,872)
Corporate debt securities	457	(16)	—	—	457	(16)
Total securities available for sale	$37,624	$(181)	$121,440	$(14,642)	$159,064	$(14,823)

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

Accrued interest receivable on securities available for sale and securities held to maturity totaled $1.1 million and $415 thousand, respectively, on  September 30, 2026.  Accrued interest on debt securities is included in accrued interest receivable on the Company's consolidated balance sheets. The Company has elected to exclude accrued interest receivable from the amortized cost basis of investments securities presented in the related financial statement disclosures.

On  September 30, 2026, there were 14 out of 14 available for sale U.S. Treasury securities, 109 out of 128 U.S. agency and mortgage-backed available for sale securities, 91 out of 93 obligations of states and political subdivisions available for sale securities, and 3 out of 5 corporate debt available for sale securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade on  September 30, 2026. The weighted-average re-pricing term of the portfolio was 4.4 years on  September 30, 2026. One hundred percent of the Company’s investment portfolio was considered investment grade on  December 31, 2025. The weighted-average re-pricing term of the portfolio was 4.6  years on  December 31, 2025. The unrealized losses on  September 30, 2026 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and corporate debt portfolio were related to current interest rates above those that existed when these securities were purchased. Additionally, spreads on securities change from period to period, also impacting pricing. On  September 30, 2026 the Company did not have credit concerns on any of the securities represented by these issuers.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities on  September 30, 2026 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,891	$15,818	$—	$—
Due after one year through five years	91,902	88,166	18,885	17,790
Due after five years through ten years	48,549	44,202	16,725	14,983
Due after ten years	83,736	70,482	46,982	40,422
	$240,078	$218,668	$82,592	$73,195

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

The composition of restricted securities on  September 30, 2026 and  December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025
Federal Home Loan Bank stock	$2,627	$2,609
Federal Reserve Bank stock	2,752	2,752
Community Bankers’ Bank stock	263	263
	$5,642	$5,624

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments (without readily determinable fair values) at their cost, less any impairment or other observable transaction prices. The amounts included in other assets for the limited partnership investments were $2.4 million on  September 30, 2026 and  December 31, 2025.

Credit Quality Indicators & Allowance for Credit Losses - HTM

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings from Moody's, S&P, and Egan-Jones. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held to maturity on  September 30, 2026 and  December 31, 2025, aggregated by credit quality indicators.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
September 30, 2026
Aaa	$—	$18,606	$2,044	$—	$20,650
Aa1 / Aa2 / Aa3	—	—	8,176	—	8,176
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	50,766	—	—	50,766
Total	$—	$69,372	$10,220	$3,000	$82,592
December 31, 2025
Aaa	$9,890	$23,418	$2,263	$—	$35,571
Aa1 / Aa2 / Aa3	—	—	8,170	—	8,170
Baa1 / Baa2 / Baa3	—	—	—	3,000	3,000
Not rated - Agency (1)	—	56,214	—	—	56,214
Total	$9,890	$79,632	$10,433	$3,000	$102,955

(1) Generally considered not to have credit risk given the implied governmental guarantees associated with these agencies.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the change in the allowance for credit losses on held to maturity securities for the nine months ended  September 30, 2026 and 2025 and the year ended  December 31, 2025.

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2025	$—	$—	$—	$83	$83
Provision for credit losses	—	—	—	(3)	(3)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2026	$—	$—	$—	$80	$80

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, September 30, 2025	$—	$—	$—	$83	$83

	U.S. Treasury securities	U.S. agency and mortgage-backed securities	Obligations of states and political subdivisions	Corporate debt securities	Total Held to Maturity Securities
Balance, December 31, 2024	$—	$—	$—	$95	$95
Provision for credit losses	—	—	—	(12)	(12)
Charge-offs of securities	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, December 31, 2025	$—	$—	$—	$83	$83

On  September 30, 2026 and  December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal and interest payments. The Company had no securities held-to-maturity classified as nonaccrual as of  September 30, 2026 and  December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans on  September 30, 2026 and  December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Real estate loans:
Construction and land development	$99,991	$88,424
Secured by 1-4 family residential	526,563	527,283
Other real estate loans	750,004	696,978
Commercial and industrial loans	106,421	117,944
Consumer and other loans	17,246	19,116
Total loans	$1,500,225	$1,449,745
Allowance for credit losses	(14,412)	(14,719)
Loans, net	$1,485,813	$1,435,026

Net deferred loan fees included in the above loan categories were $2.3 million on  September 30, 2026 and $1.7 million at  December 31, 2025. Net unamortized discounts on loans acquired through business combinations included in the above loan categories totaled $11.6 million on  September 30, 2026 and $13.2 million at  December 31, 2025. Unamortized premiums on loans purchased from a third-party loan originator are included in the commercial and industrial loan categories and totaled $3.0 million as of  September 30, 2026 and $4.1 million as of  December 31, 2025.  Consumer and other loans included $647 thousand and $543 thousand of demand deposit overdrafts on  September 30, 2026 and  December 31, 2025, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The principal balance of purchased loans is included in the allowance for credit losses calculation.  The remaining net discount on purchased loans on  September 30, 2026 was $11.6 million. The outstanding principal balance and the carrying amount on  September 30, 2026 and  December 31, 2025 of loans acquired in business combinations were as follows:

	September 30, 2026	December 31, 2025
	Acquired Loans-	Acquired Loans-
	Non-Purchased	Non-Purchased
(Dollars in thousands)	Credit Deteriorated	Credit Deteriorated
Outstanding principal balance	$407,114	$480,625

Carrying amount
Real estate loans:
Construction and land development	$6,954	$7,461
Secured by 1-4 family residential	171,451	207,352
Other real estate loans	196,555	223,986
Commercial and industrial loans	18,960	25,428
Consumer and other loans	2,405	3,223
Total acquired loans	$396,325	$467,450

Notes to Consolidated Financial Statements (Unaudited)

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of  September 30, 2026 and  December 31, 2025 (in thousands):

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$18	$18	$99,973	$99,991	$40	$—
Secured by 1-4 family residential	1,657	1,484	983	4,124	522,439	526,563	2,256	—
Other real estate loans	166	146	150	462	749,542	750,004	150	—
Commercial and industrial	222	101	1,573	1,896	104,525	106,421	1,690	—
Consumer and other loans	45	6	—	51	17,195	17,246	—	—
Total	$2,090	$1,737	$2,724	$6,551	$1,493,674	$1,500,225	$4,136	$—

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$30	$—	$45	$75	$88,349	$88,424	$45	$—
Secured by 1-4 family residential	2,034	857	939	3,830	523,453	527,283	1,994	—
Other real estate loans	—	—	—	—	696,978	696,978	—	—
Commercial and industrial	646	520	1,324	2,490	115,454	117,944	1,847	—
Consumer and other loans	12	23	—	35	19,081	19,116	—	—
Total	$2,722	$1,400	$2,308	$6,430	$1,443,315	$1,449,745	$3,886	$—

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of  September 30, 2026 and  December 31, 2025 and charge offs by year of origination for the nine months ended  September 30, 2026 and the year ended  December 31, 2025 (in thousands).

	September 30, 2026
	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction and land development
Pass	$13,881	$6,904	$555	$3,566	$1,740	$6,706	$66,599	$99,951
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	40	—	40
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$13,881	$6,904	$555	$3,566	$1,740	$6,746	$66,599	$99,991

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Secured by 1-4 family residential
Pass	$39,313	$28,086	$25,929	$56,554	$94,484	$197,096	$82,786	$524,248
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	486	276	1,553	—	2,315
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$39,313	$28,086	$25,929	$57,040	$94,760	$198,649	$82,786	$526,563

Current period gross write-offs	$—	$—	$—	$—	$—	$83	$—	$83

Other real estate loans
Pass	$100,428	$69,325	$60,707	$91,401	$119,205	$266,263	$40,238	$747,567
Special Mention	—	—	309	—	—	1,978	—	2,287
Substandard	—	—	—	—	—	150	—	150
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$100,428	$69,325	$61,016	$91,401	$119,205	$268,391	$40,238	$750,004

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$9,874	$11,478	$10,750	$10,795	$10,252	$18,008	$32,649	$103,806
Special Mention	—	—	375	—	—	—	—	375
Substandard	—	—	—	441	781	489	—	1,711
Doubtful	—	—	—	—	—	529	—	529
Total commercial and industrial	$9,874	$11,478	$11,125	$11,236	$11,033	$19,026	$32,649	$106,421

Current period gross write-offs	$—	$—	$—	$368	$545	$318	$—	$1,231

Consumer and other loans
Pass	$3,521	$2,960	$1,173	$1,699	$3,598	$1,858	$2,436	$17,245
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$3,521	$2,960	$1,173	$1,699	$3,598	$1,859	$2,436	$17,246

Current period gross write-offs	$325	$49	$1	$14	$—	$—	$—	$389

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Pass	$7,661	$674	$3,505	$1,999	$3,578	$4,079	$66,883	$88,379
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$7,661	$674	$3,505	$1,999	$3,578	$4,124	$66,883	$88,424

Current period gross write-offs	$—	$—	$—	$—	$—	$22	$—	$22

Secured by 1-4 family residential
Pass	$37,248	$29,544	$61,183	$100,324	$91,044	$135,178	$70,577	$525,098
Special Mention	—	119	—	—	—	—	—	119
Substandard	—	—	29	210	343	1,484	—	2,066
Doubtful	—	—	—	—	—	—	—	—
Total secured by 1-4 family residential	$37,248	$29,663	$61,212	$100,534	$91,387	$136,662	$70,577	$527,283

Current period gross write-offs	$—	$—	$—	$—	$—	$59	$—	$59

Other real estate loans
Pass	$67,088	$59,352	$95,653	$130,268	$105,813	$201,768	$32,327	$692,269
Special Mention	—	313	—	—	—	4,146	—	4,459
Substandard	—	—	—	—	—	250	—	250
Doubtful	—	—	—	—	—	—	—	—
Total other real estate loans	$67,088	$59,665	$95,653	$130,268	$105,813	$206,164	$32,327	$696,978

Current period gross write-offs	$—	$—	$—	$—	$—	$7	$—	$7

Commercial and industrial
Pass	$11,592	$16,531	$13,637	$14,373	$13,054	$11,088	$33,469	$113,744
Special Mention	—	400	—	1,072	—	—	—	1,472
Substandard	—	—	751	1,062	386	—	—	2,199
Doubtful	—	—	—	—	—	529	—	529
Total commercial and industrial	$11,592	$16,931	$14,388	$16,507	$13,440	$11,617	$33,469	$117,944

Current period gross write-offs	$—	$671	$701	$1,930	$481	$438	$—	$4,221

Consumer and other loans
Pass	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other loans	$4,974	$2,155	$2,405	$4,252	$91	$2,671	$2,568	$19,116

Current period gross write-offs	$469	$10	$12	$—	$—	$5	$—	$496

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Credit Losses

The following tables present, as of and during the periods ended  September 30, 2026,  December 31, 2025 and  September 30, 2025, the activity in the Allowance for Credit Losses on Loans (ACLL) by portfolio, and information about individually evaluated and collectively evaluated loans (in thousands):

	September 30, 2026
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Charge-offs	—	(83)	—	(1,231)	(389)	(1,703)
Recoveries	4	27	7	249	175	462
Provision for (recovery of) credit losses on loans	(69)	(474)	324	992	161	934
Ending Balance, September 30, 2026	$474	$4,289	$6,283	$3,198	$168	$14,412
Ending Balance:
Individually evaluated	—	—	—	1,437	—	1,437
Collectively evaluated	474	4,289	6,283	1,761	168	12,975
Loans:
Ending Balance	$99,991	$526,563	$750,004	$106,421	$17,246	$1,500,225
Individually evaluated	40	2,256	150	1,690	—	4,136
Collectively evaluated	99,951	524,307	749,854	104,731	17,246	1,496,089

	December 31, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(59)	(7)	(4,221)	(496)	(4,805)
Recoveries	5	31	15	168	147	366
Provision for (recovery of) credit losses on loans	(29)	581	(1,518)	3,314	410	2,758
Ending Balance, December 31, 2025	$539	$4,819	$5,952	$3,188	$221	$14,719
Ending Balance:
Individually evaluated	—	—	—	1,793	—	1,793
Collectively evaluated	539	4,819	5,952	1,395	221	12,926
Loans:
Ending Balance	$88,424	$527,283	$696,978	$117,944	$19,116	$1,449,745
Individually evaluated	45	1,994	—	1,847	—	3,886
Collectively evaluated	88,379	525,289	696,978	116,097	19,116	1,445,859

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2025
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for credit losses:
Beginning Balance, December 31, 2024	$585	$4,266	$7,462	$3,927	$160	$16,400
Charge-offs	(22)	(44)	(7)	(3,586)	(393)	(4,052)
Recoveries	3	26	12	101	122	264
Provision for (recovery of) credit losses on loans	(67)	676	(1,577)	2,458	345	1,835
Ending Balance, September 30, 2025	$499	$4,924	$5,890	$2,900	$234	$14,447
Ending Balance:
Individually evaluated	—	—	—	1,629	—	1,629
Collectively evaluated	499	4,924	5,890	1,271	234	12,818
Loans:
Ending Balance	$78,470	$533,458	$684,535	$117,412	$19,322	$1,433,197
Individually evaluated	47	2,107	921	2,037	1	5,113
Collectively evaluated	78,423	531,351	683,614	115,375	19,321	1,428,084

Nonaccrual loans

The following is a summary of the Company's nonaccrual loans by major categories for the periods indicated (in thousands):

	September 30, 2026			December 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual loans with an Allowance	Total Nonaccrual Loans
Real estate loans:
Construction and land development	$40	$—	$40	$45	$—	$45
Secured by 1-4 family residential	2,256	—	2,256	1,994	—	1,994
Other real estate loans	150	—	150	—	—	—
Commercial and industrial	225	1,465	1,690	—	1,847	1,847
Consumer and other loans	—	—	—	—	—	—
Total	$2,671	$1,465	$4,136	$2,039	$1,847	$3,886

Notes to Consolidated Financial Statements (Unaudited)

Collateral-Dependent Loans

The Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  The underlying collateral can vary based upon the type of loan.  The following provides more detail about the types of collateral that secure collateral dependent loans:

•	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•	Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•	Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table presents the amortized cost of collateral-dependent loans (in thousands):

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans	Real Estate Secured	Non-Real Estate Secured	Total Collateral-Dependent Loans
Real estate loans:
Construction and land development	$18	$—	$18	$18	$—	$18
Secured by 1-4 family residential	275	—	275	632	—	632
Other real estate loans	150	—	150	—	—	—
Total	$443	$—	$443	$650	$—	$650

On  September 30, 2026 and  December 31, 2025 there was no allowance for credit losses on collateral-dependent loans.

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

The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted and describes the financial effect of the modifications made.

The following table shows the amortized cost basis for the three months ended  September 30, 2026:

(Dollars in thousands)	Term Extension
Class of Financing Receivable	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$183	0.17%	Term and amortization increased to 120 months
Total	$183	0.17%

The following table shows the amortized cost basis for the nine months ended  September 30, 2026:

(Dollars in thousands)	Term Extension
Class of Financing Receivable	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$26	0.02%	Term and amortization increased from 4 years to 6 years
Commercial and industrial	75	0.07%	Term and amortization increased from 43 months to 55 months
Commercial and industrial	183	0.17%	Term and amortization increased to 120 months
Total	$284	0.27%

The following table shows the amortized cost basis for the three and nine months ended  September 30, 2025.

(Dollars in thousands)	Interest Rate Reduction
Class of Financing Receivable	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial and industrial	$188	0.16%	Interest rate reduced by 4%
Total	$188	0.16%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  For the nine months ended September 30, 2026 and 2025, there were no payment defaults of modified loans that were modified during the previous twelve months.

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables depict the allowance for credit losses on off-balance sheet exposures for the three and nine months ended September 30, 2026 and 2025 (in thousands):

For the Nine Months Ended
September 30, 2026		September 30, 2025
Balance, December 31, 2025	$627	Balance, December 31, 2024	$486
Provision for unfunded commitments	(55)	Provision for unfunded commitments	113
Recovery of unfunded commitments	—	Recovery of unfunded commitments	—
Balance, September 30, 2026	$572	Balance, September 30, 2025	$599

For the Three Months Ended
September 30, 2026		September 30, 2025
Balance, June 30, 2026	$650	Beginning, June 30, 2025	$591
Provision for unfunded commitments	(78)	Provision for unfunded commitments	8
Recovery of unfunded commitments	—	Recovery of unfunded commitments	—
Balance, September 30, 2026	$572	Balance, September 30, 2025	$599

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Numerator):
Net income	$6,900	$5,550	$17,530	$12,199
(Denominator):
Weighted average shares outstanding – basic	9,050,059	8,999,153	9,041,056	8,988,692
Potentially dilutive common shares – restricted stock units	33,993	24,032	25,617	21,740
Weighted average shares outstanding – diluted	9,084,052	9,023,185	9,066,673	9,010,432
Income per common share
Basic	$0.76	$0.62	$1.94	$1.36
Diluted	$0.76	$0.62	$1.93	$1.35

Restricted stock units for 257 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2026, because they were antidilutive.  Restricted stock units for 431 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2025, because they were antidilutive.

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the balances of assets measured at fair value on a recurring basis as of  September 30, 2026 and  December 31, 2025 (in thousands).

		Fair Value Measurements at September 30, 2026
Description	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$41,513	$—	$41,513	$—
U.S. agency and mortgage-backed securities	120,635	—	120,635	—
Obligations of states and political subdivisions	53,078	—	53,078	—
Corporate debt securities	3,442	—	3,442	—
Total securities available for sale	$218,668	$—	$218,668	$—
Derivatives - cash flow hedges	2,744	—	2,744	—
Total assets	$221,412	$—	$221,412	$—

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at December 31, 2025
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$37,338	$—	$37,338	$—
U.S. agency and mortgage-backed securities	122,797	—	122,797	—
Obligations of states and political subdivisions	56,446	—	56,446	—
Corporate debt securities	957	—	957	—
Total securities available for sale	$217,538	$—	$217,538	$—
Derivatives - cash flow hedges	2,292	—	2,292	—
Total assets	$219,830	$—	$219,830	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.  There was no allowance for credit losses on collateral dependent loans on  September 30, 2026 and  December 31, 2025.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended  September 30, 2026 and the year ended  December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had Other Real Estate Owned of $747 thousand as of  September 30, 2026 comprised of two recently closed banking offices, and none as of  December 31, 2025.

There were no assets measured at fair value on a nonrecurring basis for the year ended  December 31, 2025. The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the period ended   September 30, 2026 (dollars in thousands):

		Fair Value Measurements at September 30, 2026
Description	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$747	$—	$—	$747

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$747	Property appraisals	Selling cost	10.00%
	.

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments on  September 30, 2026 and  December 31, 2025 are as follows (in thousands):

		Fair Value Measurements at September 30, 2026 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$167,576	$167,576	$—	$—	$167,576
Securities available for sale	218,668	—	218,668	—	218,668
Securities held to maturity	82,512	—	73,195	—	73,195
Restricted securities	5,642	—	5,642	—	5,642
Loans, net	1,485,813	—	—	1,462,783	1,462,783
Bank owned life insurance	39,371	—	39,371	—	39,371
Accrued interest receivable	6,732	—	6,732	—	6,732
Derivatives - cash flow hedges	2,744	—	2,744	—	2,744
Financial Liabilities
Deposits	$1,828,740	$—	$1,471,467	$352,192	$1,823,659
Other borrowings	25,000	—	—	24,956	24,956
Subordinated debt	8,537	—	—	7,445	7,445
Junior subordinated debt	9,279	—	—	8,281	8,281
Accrued interest payable	1,326	—	1,326	—	1,326

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$160,910	$160,910	$—	$—	$160,910
Securities available for sale	217,538	—	217,538	—	217,538
Securities held to maturity	102,872	—	96,284	—	96,284
Restricted securities	5,624	—	5,624	—	5,624
Loans, net	1,435,026	—	—	1,420,784	1,420,784
Bank owned life insurance	38,577	—	38,577	—	38,577
Accrued interest receivable	6,467	—	6,467	—	6,467
Derivatives - cash flow hedges	2,292	—	2,292	—	2,292
Financial Liabilities
Deposits	$1,799,548	$—	$1,436,453	$360,656	$1,797,109
Other borrowings	25,000	—	—	24,960	24,960
Subordinated debt	8,312	—	—	6,774	6,774
Junior subordinated debt	9,279	—	—	8,240	8,240
Accrued interest payable	1,562	—	1,562	—	1,562

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

Notes to Consolidated Financial Statements (Unaudited)

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of the Company's common stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.

Compensation expense related to stock awards totaled $394 thousand for the three and nine months ended September 30, 2026.  Compensation expense related to stock awards totaled $404 thousand for the three and nine months ended September 30, 2025.

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

During the first nine months of 2026, 39,744 RSUs were granted to employees, with 5,084 units vesting on February 15, 2026, and 34,660 units subject to a five-year vesting schedule. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded RSUs until vesting has occurred and the recipient becomes the record holder of those shares. The unvested RSUs will vest on the established schedule if the employee remains employed by the Company on future vesting dates.

A summary of the activity for the Company’s RSUs for the period indicated is presented in the following table:

	Nine Months Ended
	September 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	72,399	$22.71
Granted	39,744	28.59
Vested	(20,312)	22.15
Forfeited	(5,000)	15.21
Unvested, end of period	86,831	$25.87

The total unrecognized pre-tax compensation expense related to unvested RSU awards was $1.5 million and $1.2 million for the nine months ended September 30, 2026 and 2025. This expense is expected to be recognized through 2031. The total unrecognized pre-tax compensation expense related to unvested RSU awards was $559 thousand and $445 thousand for the three months ended  September 30, 2026 and 2025. Compensation expense related to RSU awards recognized for the nine months ended  September 30, 2026 and 2025 totaled $752 thousand and $627 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive (Loss)

Changes in each component of accumulated other comprehensive (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at June 30, 2025	$(17,958)	$1,866	(16,092)
Unrealized holding gains (net of tax, $734)	2,757	—	2,757
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $51)	190	—	190
Change in fair value of cash flow hedge (net of tax, ($17))	—	(59)	(59)
Change during period	2,947	(59)	2,888
Balance at September 30, 2025	$(15,011)	$1,807	$(13,204)

Balance at June 30, 2026	$(14,705)	$1,829	(12,876)
Unrealized holding gains (net of tax, ($1,193))	(4,489)	—	(4,489)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $33)	122	—	122
Change in fair value of cash flow hedge (net of tax, $90)	—	338	338
Change during period	(4,367)	338	(4,029)
Balance at September 30, 2026	$(19,072)	$2,167	$(16,905)

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2024	$(20,817)	$2,125	$(18,692)
Unrealized holding gains (net of tax, $1,392)	5,237	—	5,237
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $152)	569	—	569
Change in fair value of cash flow hedge (net of tax, ($85))	—	(318)	(318)
Change during period	5,806	(318)	5,488
Balance at September 30, 2025	$(15,011)	$1,807	$(13,204)

Balance at December 31, 2025	$(14,049)	$1,810	$(12,239)
Unrealized holding gains (net of tax, ($1,461))	(5,490)	—	(5,490)
Amortization of unrealized holding losses on available-for-sale securities transferred to held to maturity (net of tax of $124)	473	—	473
Reclassification adjustment (net of tax, ($2))	(6)	—	(6)
Change in fair value of cash flow hedge (net of tax, $95)	—	357	357
Change during period	(5,023)	357	(4,666)
Balance at September 30, 2026	$(19,072)	$2,167	$(16,905)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the  nine months ended  September 30, 2026 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended
	September 30, 2026	September 30, 2025
Securities available for sale:
Net securities gains reclassified into earnings	$(8)	$—	Net gains on securities available for sale
Related income tax expense	2	—	Income tax expense
Total reclassifications	$(6)	$—	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification Topic 606, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest Income
Service charges on deposit accounts	$940	$985	$2,777	$3,018
ATM and check card fees	1,143	1,336	3,345	3,460
Wealth management fees	1,009	910	2,822	2,675
Brokered mortgage fees	79	166	347	459
Bargain purchase gain	—	304	—	304
Fees for other customer services	334	407	916	895
Noninterest income (in-scope of Topic 606)	$3,505	$4,108	$10,207	$10,811
Noninterest income (out-of-scope of Topic 606)	579	392	1,719	1,189
Total noninterest income	$4,084	$4,500	$11,926	$12,000

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments are reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of  September 30, 2026, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes key elements of the Company's derivative instruments on  September 30, 2026 and  December 31, 2025 (in thousands):

	September 30, 2026
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,744	$—	$—

	December 31, 2025
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,292	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Acquisition

Fair Value Premiums and Discounts

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments, which includes previous acquisitions in addition to Touchstone Bankshares, Inc. (Touchstone), had the following impact on the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, as follows (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Loans (1)	$958	$81
Core deposit intangible (2)	(434)	(442)
Subordinated Debt (3)	(77)	(93)
Time deposits (4)	(14)	55
Net impact to income before taxes	$433	$(399)

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Loans (1)	$1,586	$817
Core deposit intangible (2)	(1,301)	(1,325)
Subordinated Debt (3)	(225)	(564)
Time deposits (4)	(38)	661
Net impact to income before taxes	$22	$(411)

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

Other Intangible Assets

Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. The gross carrying amounts and accumulated amortization of other intangible assets, which includes previous acquisitions in addition to Touchstone for the three and  nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Beginning of period, June 30	$12,352	$14,102
Amortization	(434)	(442)
Total core deposit intangible	$11,918	$13,660

	For the Nine Months Ended September 30,
	2026	2025
Beginning of period, December 31	$13,219	$14,985
Amortization	(1,301)	(1,325)
Total core deposit intangible	$11,918	$13,660

Notes to Consolidated Financial Statements (Unaudited)

The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Estimated amortization expense for future years is as follows, including changes for the two branches sold during the fourth quarter (in thousands):

Estimated Amortization
Remaining three months ending December 31, 2026	$1,310
2027	1,566
2028	1,523
2029	1,472
2030	1,420
Thereafter	4,627
Total	$11,918

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

●

Wealth Management Services – Wealth Management Services offers corporate trustee services, trust and estate administration, IRA administration and custody services. Revenue for this segment is generated from administration, service and custody fees, as well as management fees which are derived from assets under management. Investment management services currently are offered through in-house and third-party managers.

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

Notes to Consolidated Financial Statements (Unaudited)

Segment information for the three and nine months ended September 30, 2026 and 2025, is shown in the following tables. Note that asset information is not reported below, as the assets of the Company are reported at the Bank level. Assets under management by Wealth Management Services were $497 million at the end of the third quarter 2026.

	For the Three Months Ended September 30, 2026
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$26,834	$86	$26,920
Interest Expense	5,714	—	5,714
Net interest income	$21,120	$86	$21,206
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	$21,120	$86	$21,206
Noninterest Income:
Service charges on deposit accounts	$940	$—	$940
ATM and check card fees	1,143	—	1,143
Wealth management fees	—	1,009	1,009
Other operating income	992	—	992
Total noninterest income	$3,075	$1,009	$4,084
Noninterest Expense:
Salaries and employee benefits	$9,074	$267	$9,341
Occupancy	994	8	1,002
Equipment	1,066	1	1,067
Legal and professional fees	641	5	646
Data processing expense	402	33	435
Investment management	—	320	320
Other operating expense	3,872	13	3,885
Total noninterest expense	$16,049	$647	$16,696
Income before income taxes	$8,146	$448	$8,594
Income tax expense	1,606	88	1,694
Net income	$6,540	$360	$6,900

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$25,006	$81	$25,087
Interest Expense	6,792	—	6,792
Net interest income	$18,214	$81	$18,295
Provision for credit losses	193	—	193
Net interest income after provision for credit losses	$18,021	$81	$18,102
Noninterest Income:
Service charges on deposit accounts	$985	$—	$985
ATM and check card fees	1,336	—	1,336
Wealth management fees	—	910	910
Other operating income	1,269	—	1,269
Total noninterest income	$3,590	$910	$4,500
Noninterest Expense:
Salaries and employee benefits	$8,282	$205	$8,487
Occupancy	1,017	8	1,025
Equipment	1,055	1	1,056
Legal and professional fees	649	11	660
Data processing expense	457	38	495
Investment management	—	350	350
Other operating expense	3,703	6	3,709
Total noninterest expense	$15,163	$619	$15,782
Income before income taxes	$6,448	$372	$6,820
Income tax expense	1,201	69	1,270
Net income	$5,247	$303	$5,550

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2026
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$76,607	$275	$76,882
Interest Expense	17,019	—	17,019
Net interest income	$59,588	$275	$59,863
Provision for credit losses	876	—	876
Net interest income after provision for credit losses	$58,712	$275	$58,987
Noninterest Income:
Service charges on deposit accounts	$2,777	$—	$2,777
ATM and check card fees	3,345	—	3,345
Wealth management fees	—	2,822	2,822
Other operating income	2,982	—	2,982
Total noninterest income	$9,104	$2,822	$11,926
Noninterest Expense:
Salaries and employee benefits	$26,584	$745	$27,329
Occupancy	2,926	22	2,948
Equipment	3,288	3	3,291
Legal and professional fees	2,062	14	2,076
Data processing expense	1,162	102	1,264
Investment management	—	930	930
Other operating expense	11,210	67	11,277
Total noninterest expense	$47,232	$1,883	$49,115
Income before income taxes	$20,584	$1,214	$21,798
Income tax expense	4,030	238	4,268
Net income	$16,554	$976	$17,530

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2025
(in thousands)	Community Banking	Wealth Management	Total

Interest Income	$74,052	$221	$74,273
Interest Expense	19,979	—	19,979
Net interest income	$54,073	$221	$54,294
Provision for credit losses	1,936	—	1,936
Net interest income after provision for credit losses	$52,137	$221	$52,358
Noninterest Income:
Service charges on deposit accounts	$3,018	$—	$3,018
ATM and check card fees	3,460	—	3,460
Wealth management fees	—	2,675	2,675
Other operating income	2,847	—	2,847
Total noninterest income	$9,325	$2,675	$12,000
Noninterest Expense:
Salaries and employee benefits	$24,576	$633	$25,209
Occupancy	3,016	22	3,038
Equipment	3,135	3	3,138
Legal and professional fees	1,764	11	1,775
Data processing expense	1,650	111	1,761
Investment management	—	985	985
Other operating expense	13,377	25	13,402
Total noninterest expense	$47,518	$1,790	$49,308
Income before income taxes	$13,944	$1,106	$15,050
Income tax expense	2,641	210	2,851
Net income	$11,303	$896	$12,199

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Subsequent Events

In February of 2026, the Company announced plans to sell two of its banking offices and consolidate three others into nearby locations. The sale closed in early October and included two banking offices in Roanoke Rapids and Louisburg, North Carolina, as well as $44.1 million in deposit accounts and $14.5 million in loan accounts associated with those offices. The Company will recognize a one-time gain on the sale of the offices in the fourth quarter of 2026. The Bank also consolidated three additional banking offices and discontinued low volume ATMs at non-branch locations during the third quarter of 2026. The sale and consolidation combined will reduce the number of banking offices from 33 to 28 by year end. The goals of these branch optimization actions are to streamline operations, improve profitability and allocate resources to faster growing markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for credit losses, interest rate sensitivity, market risk, and strategy, including with respect to the Company's branch sales and other branch optimization initiatives, as well as certain financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition on September 30, 2026 and statements of income of the Company for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ended December 31, 2025. The statements of income for the three and nine months ended September 30, 2026 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, south-central regions of Virginia, and the Richmond MSA. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, government, hospitality, and higher education. The Bank’s products and services were delivered through 30 banking offices as of September 30, 2026 (reduced to 28 banking offices following the sale in early October 2026), one loan production office, and one customer service center in a retirement community. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2025. Many of the Bank’s services are also delivered through the Bank’s mobile banking platforms and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the nine months ended September 30, 2026, followed by other operating expense, which comprised 10% of noninterest expenses. The provision for credit losses is also typically a primary expense of the Company. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for credit losses.

Branch Sale

In February of 2026, the Company announced plans to sell two of its banking offices and consolidate three others into nearby locations. The sale closed in early October and included two banking offices in Roanoke Rapids and Louisburg, North Carolina, as well as $44.1 million in deposit accounts and $14.5 million in loan accounts associated with those offices. The Company will recognize a one-time gain on the sale of the offices in the fourth quarter of 2026.

Overview of Quarterly Financial Performance

Comparing the Three-Month Periods Ended September 30, 2026 and September 30, 2025

Net income increased by $1.3 million, or 24.3%, to $6.9 million, or $0.76 per diluted share, for the three months ended September 30, 2026, compared to $5.6 million, or $0.62 per diluted share, for the same period in 2025. Return on average assets was 1.32% and return on average equity was 14.02% for the third quarter of 2026, compared to 1.09% and 12.43%, respectively, for the same period in 2025.

The increase in net income resulted primarily from a $2.9 million increase in net interest income and a $3.1 million increase in net interest income after provision for credit losses, which was partially offset by a decrease in noninterest income of $416 thousand and an increase in noninterest expenses of $914 thousand.

Net interest income increased by $2.9 million as total interest expense decreased by $1.1 million and total interest income increased by $1.8 million. Net interest income was positively impacted by a $33.6 million, or 1.8%, increase in average earning assets with a 29-basis point increase in yield and a $17.0 million, or 1.3%, increase in interest bearing liabilities with a 35-basis point decrease in rate. Net interest income was positively impacted with a 54-basis point increase in the net interest margin to 4.38%. There were positive impacts to the loan portfolio yield during the quarter due to merger related accretion income, and excluding those impacts loan yields were 14-basis points higher in the third quarter of 2026 compared to the same period in 2025.

There was zero net provision for credit losses recorded for the third quarter of 2026. The provision was comprised of a $63 thousand provision for credit losses on loans, a $78 thousand reduction in provision for credit losses on unfunded commitments, and a $15 thousand provision for credit losses on securities held-to-maturity. For the same period of 2025, the provision for credit losses totaled $193 thousand.

Noninterest income decreased by $416 thousand in the third quarter of 2026 compared to the third quarter of 2025 primarily from decreases from a one-time bargain purchase gain in 2025, ATM and check card fees, brokered mortgage fees and fees for other customer services, offset by increases in other operating income and wealth management fees. The bargain purchase gain resulted from a higher-than-expected tax refund related to the final Touchstone tax filing in the prior year. The increase in other operating income was driven by income from limited partnership investments in SBIC.

Noninterest expenses increased by $914 thousand and were primarily attributable to an $854 thousand increase in salaries and employee benefits and a $212 thousand increase in other real estate owned expense. The increases in noninterest expenses were partially offset by a $205 thousand decrease in other operating expense. The increase in salaries and employee benefits expense was driven by additional production and support staff salaries, health insurance, commissions, and other employee benefits in 2026. The Bank consolidated three banking offices and discontinued low-volume ATMs at non-branch locations during the third quarter of 2026, resulting in other real estate owned expense of $212 thousand.

Comparing the Nine-Month Periods Ended September 30, 2026 and September 30, 2025

Net income increased $5.3 million, or 43.7%, to $17.5 million, or $1.93 per diluted share, for the nine months ended September 30, 2026, compared to $12.2 million, or $1.35 per diluted share, for the same period in 2025. Return on average assets was 1.15% and return on average equity was 12.26% for the nine months ended September 30, 2026, compared to 0.81% and 9.47%, respectively, for the same period in 2025.

The increase in net income resulted primarily from a $5.6 million increase in net interest income, a $6.6 million increase in net interest income after provision for credit losses, a decrease of $74 thousand in noninterest income, and a decrease in noninterest expenses of $193 thousand.

Net interest income increased by $5.6 million as total interest expense decreased by $3.0 million and total interest income increased by $2.6 million. Net interest income was positively impacted by a $33.0 million, or 1.7%, increase in average earning assets with an 11-basis point increase in yield and a $20.1 million, or 1.5%, increase in interest bearing liabilities with a 32-basis point decrease in rate. Net interest income was positively impacted by a 34-basis point increase in the net interest margin to 4.19%. There were positive impacts to the loan portfolio yield in both periods due to merger related accretion income, and excluding those impacts, loan yields were 14-basis points higher in 2026 compared to the same period in 2025.

Our provision for credit losses decreased by $1.1 million for the nine months ended September 30, 2026. The provision for credit losses totaled $876 thousand and was comprised of a $934 thousand provision for credit losses on loans, a $55 thousand reduction in provision for credit losses on unfunded commitments, and a $3 thousand reduction in provision in the credit losses on securities held-to-maturity. For the same period of 2025, the provision for credit losses totaled $1.9 million.

Noninterest income decreased by $74 thousand in the nine months ended September 30, 2026 primarily from decreases in a one-time bargain purchase gain in 2025, service charges on deposit accounts, ATM and check card fees, and brokered mortgage fees, offset by increases in other operating income and wealth management fees. The bargain purchase gain resulted from a higher-than-expected tax refund related to the final Touchstone tax filing in the prior year. The other operating income increase was driven by income from limited partnership investments in SBIC and recognition of a previously deferred gain on an investment receivable.

Noninterest expenses decreased by $193 thousand and were primarily attributable to a $2.0 million decrease in merger expenses, a $752 thousand decrease in other operating expense, and a $497 thousand decrease in data processing expense. The decreases are primarily driven by fewer merger related expenses following the operational merger of Touchstone in the first quarter of prior year. During the first quarter of 2025 the company was operating duplicative technology platforms due to the Touchstone acquisition in late 2024. The decreases in noninterest expenses were partially offset by a $2.1 million increase in salaries and employee benefits.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles, net (loss) on disposal of premises and equipment, other real estate owned (expense) income, net, and merger related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding net (gain) on subordinated debt payoff, bargain purchase (gain), loss (gain) on disposal of premises and equipment, and (gain) on securities. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for or more important than GAAP. The methodology for determining this measurement may differ among companies. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest expense (GAAP)	$16,696	$15,782	$49,115	$49,308
Subtract/Add: other real estate owned (expense) income, net	(212)	—	(212)	7
Subtract: amortization of intangibles	(434)	(442)	(1,301)	(1,325)
Add: gain on disposal of premises and equipment, net	—	9	—	16
Subtract: merger related expenses	—	—	—	(2,032)
Adjusted noninterest expense (Non-GAAP)	$16,050	$15,349	$47,602	$45,974
Tax-equivalent net interest income (Non-GAAP)	$21,295	$18,385	$60,130	$54,571
Noninterest income (GAAP)	4,084	4,500	11,926	12,000
Subtract: net (gain) on subordinated debt payoff	—	—	—	(80)
Subtract: bargain purchase gain	—	(304)	—	(304)
Add/Subtract: loss (gain) on disposal of premises and equipment, net	12	—	(44)	—
Subtract: securities (gains), net	—	—	(8)	—
Adjusted income (Non-GAAP)	$25,391	$22,581	$72,004	$66,187
Efficiency ratio	63.21%	67.97%	66.11%	69.46%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
GAAP measures:
Interest income – loans	$23,496	$21,430	$66,658	$63,661
Interest income – investments and other	3,424	3,657	10,224	10,612
Interest expense – deposits	(5,471)	(6,246)	(16,295)	(18,363)
Interest expense – subordinated debt	(171)	(479)	(509)	(1,414)
Interest expense – junior subordinated debt	(69)	(67)	(204)	(199)
Interest expense – other borrowings	(3)	—	(11)	(3)
Total net interest income	$21,206	$18,295	$59,863	$54,294
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$11	$11	$34	$39
Tax benefit realized on non-taxable interest income – municipal securities	78	79	233	238
Total tax benefit realized on non-taxable interest income	$89	$90	$267	$277
Total tax-equivalent net interest income	$21,295	$18,385	$60,130	$54,571

	Net Interest Margin
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Tax-equivalent net interest income	$21,295	$18,385	$60,130	$54,571
Average earning assets	$1,930,945	$1,897,328	$1,925,959	$1,892,933
Net Interest Margin	4.38%	3.84%	4.19%	3.85%

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

Net Income

Three Month Period Ended September 30, 2026

Net income increased by $1.3 million, or 24.3%, to $6.9 million, or $0.76 per diluted share, for the three months ended September 30, 2026, compared to $5.6 million, or $0.62 per diluted share, for the same period in 2025. Return on average assets was 1.32% and return on average equity was 14.02% for the third quarter of 2026, compared to 1.09% and 12.43%, respectively, for the same period in 2025. The increase in net income resulted primarily from a $2.9 million increase in net interest income and a $3.1 million increase in net interest income after provision for credit losses, which was partially offset by a decrease of $416 thousand in noninterest income and an increase in noninterest expenses of $914 thousand.

Nine Month Period Ended September 30, 2026

Net income increased $5.3 million, or 43.7%, to $17.5 million, or $1.93 per diluted share, for the nine months ended September 30, 2026, compared to $12.2 million, or $1.35 per diluted share, for the same period in 2025. Return on average assets was 1.15% and return on average equity was 12.26% for the nine months ended September 30, 2026, compared to 0.81% and 9.47%, respectively, for the same period in 2025. The increase in net income resulted primarily from a $5.6 million increase in net interest income, a $6.6 million increase in net interest income after provision for credit losses, a decrease of $74 thousand in noninterest income, and a decrease in noninterest expenses of $193 thousand.

Net Interest Income

Three Month Period Ended September 30, 2026

Net interest income increased $2.9 million, or 15.9%, to $21.2 million for the third quarter of 2026 compared to the same period in the prior year. Total interest expense decreased by $1.1 million, and interest income increased by $1.8 million. Net interest income was positively impacted by a 54-basis point increase in the net interest margin and a $33.6 million, or 1.8%, increase in average earning assets which was offset by a $17.0 million, or 1.3%, increase in average interest-bearing liabilities.

The increase in total interest income was attributable to a $2.1 million, or 9.6%, increase in interest income and fees on loans and a $337 thousand, or 21.6%, increase in taxable interest on securities, offset by a $564 thousand, or 32.5%, decrease in interest on deposits in banks. The increase in interest income on loans was impacted by net accretion income related to acquisition accounting of $958 thousand in the third quarter of 2026 compared to net accretion income of $81 thousand in the third quarter of 2025. Interest income on securities increased consistently with purchases made since the prior year.

The decrease in total interest expense was attributable to a $775 thousand, or 12.4%, decrease in interest expense on deposits and a $308 thousand, or 64.3%, decrease on interest expense on subordinated debt. The net interest margin was positively impacted by a 28-basis point decrease in the cost of interest-bearing deposits. The decrease in subordinated debt and related interest expense was due to redemptions of subordinated debt during the fourth quarter of the prior year.

The net interest margin was 4.38% for the third quarter of 2026 compared to 3.84% for the same period in the prior year. When compared to the third quarter of 2025, the net interest margin increased by 54-basis points with the cost of funds decrease related to the federal funds rate cuts in late 2025. The yield on earning assets was impacted by net accretion income related to acquisition accounting of $867 thousand in the third quarter for an 18-basis point increase to the net interest margin compared to net accretion income of $43 thousand in the third quarter of 2025.

Nine Month Period Ended September 30, 2026

Net interest income increased $5.6 million, or 10.3%, to $59.9 million for the nine months ended September 30, 2026, compared to the same period in the prior year. Total interest expense decreased by $3.0 million, and interest income increased by $2.6 million.  Net interest income was positively impacted by a 34-basis point increase in the net interest margin and a $33.0 million, or 1.7%, increase in average earning assets which was offset by a $20.1 million, or 1.5%, increase in average interest-bearing liabilities.

The increase in total interest income was attributable to a $3.0 million, or 4.7%, increase in interest income and fees on loans and a $1.3 million, or 32.0%, increase in taxable interest on securities, offset by a $1.7 million, or 31.5%, decrease in interest on deposits in banks. The increase in interest income on loans was impacted by net accretion income related to acquisition accounting of $1.6 million for the nine months ended September 30, 2026, compared to net accretion income of $1.0 million for the same period in 2025. Interest income on securities increased consistently with purchases since prior year.

The decrease in total interest expense was attributable to a $2.1 million, or 11.3%, decrease in interest expense on deposits and a $905 thousand, or 64.0%, decrease on interest expense on subordinated debt. The net interest margin was positively impacted by a 25-basis point decrease in the cost of interest-bearing deposits. The decrease in subordinated debt and related interest expense was due to redemptions of subordinated debt during the fourth quarter of the prior year.

The net interest margin was 4.19% for the nine months ended September 30, 2026 compared to 3.85% for the same period in the prior year. When compared to the nine months ended September 30, 2025, the net interest margin increased by 34-basis points with the cost of funds decrease related to the federal funds rate cuts in late 2025. The yield on earning assets was impacted by net accretion income related to acquisition accounting of $1.3 million during the nine months for a 9-basis point increase to the net interest margin.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income/Expense	Yield/Rate (3)	Average Balance	Interest Income/Expense	Yield/Rate (3)
Assets
Securities:
Taxable	$250,906	$1,899	3.00%	$242,797	$1,562	2.55%
Tax-exempt (1)	62,745	370	2.33%	51,493	375	2.89%
Restricted	4,468	64	5.66%	4,436	65	5.80%
Total securities	$318,119	$2,333	2.91%	$298,726	$2,002	2.66%
Loans: (2)
Taxable	$1,483,047	$23,452	6.27%	$1,437,946	$21,386	5.90%
Tax-exempt (1)	3,463	55	6.34%	3,473	55	6.29%
Total loans	$1,486,510	$23,507	6.27%	$1,441,419	$21,441	5.90%
Federal funds sold	13	—	—	55	—	—
Interest-bearing deposits with other institutions	126,303	1,169	3.67%	157,128	1,734	4.38%
Total earning assets	$1,930,945	$27,009	5.55%	$1,897,328	$25,177	5.26%
Less: allowance for credit losses on loans	(15,193)			(15,378)
Total non-earning assets	150,060			141,008
Total assets	$2,065,812			$2,022,958
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$409,383	$1,138	1.10%	$376,344	$1,256	1.32%
Regular savings	210,192	173	0.33%	209,909	208	0.39%
Money market accounts	332,549	1,582	1.89%	330,115	1,882	2.26%
Time deposits	357,452	2,578	2.86%	363,702	2,900	3.16%
Total interest-bearing deposits	$1,309,576	$5,471	1.66%	$1,280,070	$6,246	1.94%
Federal funds purchased	5	—	—	—	—	—
Subordinated debt	8,498	171	8.02%	21,304	479	8.92%
Junior subordinated debt	9,279	69	2.95%	9,279	67	2.83%
Other borrowings	272	3	4.19%	—	—	—
Total interest-bearing liabilities	$1,327,630	$5,714	1.71%	$1,310,653	$6,792	2.06%
Non-interest bearing liabilities
Demand deposits	534,392			526,240
Other liabilities	8,528			8,935
Total liabilities	$1,870,550			$1,845,828
Shareholders’ equity	195,262			177,130
Total liabilities and Shareholders’ equity	$2,065,812			$2,022,958
Net interest income		$21,295			$18,385
Interest rate spread			3.84%			3.21%
Cost of funds			1.22%			1.47%
Interest expense as a percent of average earning assets			1.17%			1.42%
Net interest margin (1)			4.38%			3.84%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $89 and $90 thousand for the three months ended September 30, 2026 and 2025, respectively. Refer to "Non-GAAP Financial Measures" section for further details.

(2)	Loans on non-accrual status are reflected in the average balances.
(3)	Yields and rates are annualized.

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income/Expense	Yield/Rate (3)	Average Balance	Interest Income/Expense	Yield/Rate (3)
Assets
Securities:
Taxable	$255,719	$5,528	2.90%	$227,643	$4,189	2.46%
Tax-exempt (1)	62,225	1,110	2.39%	51,380	1,132	2.95%
Restricted	4,467	192	5.78%	4,353	194	5.96%
Total securities	$322,411	$6,830	2.84%	$283,376	$5,515	2.60%
Loans: (2)
Taxable	$1,467,572	$66,529	6.08%	$1,444,739	$63,513	5.88%
Tax-exempt (1)	3,468	163	6.34%	4,117	187	6.08%
Total loans	$1,471,040	$66,692	6.08%	$1,448,856	$63,700	5.88%
Federal funds sold	17	—	—	1,182	40	4.52%
Interest-bearing deposits with other institutions	132,491	3,627	3.67%	159,519	5,295	4.44%
Total earning assets	$1,925,959	$77,149	5.38%	$1,892,933	$74,550	5.27%
Less: allowance for credit losses on loans	(15,091)			(15,624)
Total non-earning assets	136,970			143,954
Total assets	$2,047,838			$2,021,263
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$409,527	$3,317	1.09%	$370,045	$3,696	1.34%
Regular savings	211,231	521	0.33%	211,635	574	0.36%
Money market accounts	333,069	4,647	1.87%	332,864	5,713	2.30%
Time deposits	357,495	7,810	2.93%	362,860	8,380	3.09%
Total interest-bearing deposits	$1,311,322	$16,295	1.67%	$1,277,404	$18,363	1.92%
Federal funds purchased	9	—	—	1	—	0.00%
Subordinated debt	8,423	509	8.11%	22,500	1,414	8.40%
Junior subordinated debt	9,279	204	2.95%	9,279	199	2.86%
Other borrowings	366	11	4.01%	92	3	4.63%
Total interest-bearing liabilities	$1,329,399	$17,019	1.72%	$1,309,276	$19,979	2.04%
Non-interest bearing liabilities
Demand deposits	518,141			530,612
Other liabilities	8,389			9,078
Total liabilities	$1,855,929			$1,848,966
Shareholders’ equity	191,909			172,297
Total liabilities and Shareholders’ equity	$2,047,838			$2,021,263
Net interest income		$60,130			$54,571
Interest rate spread			3.66%			3.23%
Cost of funds			1.24%			1.45%
Interest expense as a percent of average earning assets			1.19%			1.41%
Net interest margin (1)			4.19%			3.85%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $267 and $277 thousand for the nine months ended September 30, 2026 and 2025, respectively.  Refer to "Non-GAAP Financial Measures" section for further details.

(2)	Loans on non-accrual status are reflected in the average balances.
(3)	Yields and rates are annualized.

Provision for Credit Losses

Three-Month Period Ended September 30, 2026

The provision for credit losses netted $0 for the three-month period ended September 30, 2026, compared to $193 thousand for the same period of the prior year. The provision was comprised of a $63 thousand provision for credit losses on loans, a $15 thousand provision of credit losses on held-to-maturity securities, and a $78 thousand reduction in provision of credit losses on unfunded commitments. As compared to the same period of the prior year, the decrease in provision for credit losses is driven by a decrease in the specific reserves on individually analyzed loans and lower calculated reserves on pooled loans. The decrease in provision resulted in a slightly lower allowance to total loans of 0.96% on September 30, 2026 compared to 1.01% on September 30, 2025.

Nine-Month Period Ended September 30, 2026

The provision for credit losses totaled $876 thousand for the nine-month period ended September 30, 2026, compared to $1.90 million for the same period of the prior year. The provision was comprised of a $934 thousand provision for credit losses on loans, a $3 thousand reduction in provision of credit losses on held-to-maturity securities, and a $55 thousand reduction in provision of credit losses on unfunded commitments. As compared to the same period of the prior year, the decrease in provision for credit losses is driven by a decrease in the specific reserves on individually analyzed loans and lower calculated reserves on pooled loans. The decrease in provision resulted in a lower allowance to total loans of 0.96% on September 30, 2026 compared to 1.01% on September 30, 2025.

Noninterest Income

Three-Month Period Ended September 30, 2026

Noninterest income decreased $416 thousand, or 9.2%, to $4.1 million for the third quarter of 2026, compared to the same period of 2025. The decrease resulted from decreases in a one-time bargain purchase gain of $304 thousand, ATM and check card fees of $193 thousand, brokered mortgage fees of $87 thousand, and fees for other customer services of $73 thousand; offset by increases in other operating income of $153 thousand and wealth management fees of $99 thousand.  The bargain purchase gain resulted from a higher-than-expected tax refund related to the final Touchstone tax filing in the prior year. The other operating income increase was driven by income from limited partnership investments in SBIC.

Nine-Month Period Ended September 30, 2026

Noninterest income decreased $74 thousand, or 0.6%, to $11.9 million for the nine months ended September 30, 2026, compared to the same period of 2025. The decrease resulted from decreases in a one-time bargain purchase gain of $304 thousand, in service charges of $241 thousand, ATM and check card fees of $115 thousand, brokered mortgage fees of $112 thousand, and a gain on redemption of subordinated debt of $80 thousand in 2025; offset by increases in other operating income of $484 thousand and wealth management fees of $147 thousand. The other operating income increase was driven by income from limited partnership investments in SBIC and gain on insurance.

Noninterest Expense

Three-Month Period Ended September 30, 2026

Noninterest expenses increased $914 thousand, or 5.8%, to $16.7 million for the three-month period ended September 30, 2026, compared to the same period one year ago. The increase was primarily attributable to an $854 thousand, or 10.1%, increase in salaries and employee benefits expense, a $212 thousand increase in other real estate owned expense, and a $60 thousand increase in ATM and check card expense. The increases were offset by a $205 thousand, or 10.6%, decrease in other operating expense and a $60 thousand, or 12.1%, decrease in data processing expense. The increase in salaries and employee benefits expense was driven by additional production and support staff salaries, health insurance, commissions, and other employee benefits in 2026. The Bank consolidated three banking offices and discontinued low-volume ATMs at non-branch locations during the third quarter of 2026, resulting in other real estate owned expense of $212 thousand.

Nine-Month Period Ended September 30, 2026

Noninterest expenses decreased $193 thousand or 0.4%, to $49.1 million for the nine-month period ended September 30, 2026, compared to the same period one year ago. The decrease was primarily attributable to a $2.0 million decrease in merger expenses, a $752 thousand, or 12.4%, decrease in other operating expense, a $497 thousand, or 28.2%, decrease in data processing expense, and $329 thousand, or 31.8%, decrease in FDIC expense. The decreases in merger expenses, other operating expenses, and data processing expense were driven by the Touchstone merger and operating two core systems until our operational merger late in the first quarter of 2025. The decrease in FDIC expense was due to changes to financial ratios in the assessment calculation driven by improved capital levels and regulatory ratings. The decreases in noninterest expenses were partially offset by a $2.1 million increase in salaries, health insurance, commissions, and other employee benefits in 2026.

Income Taxes

Three-Month Period Ended September 30, 2026

Income tax expense increased $424 thousand to $1.7 million for the third quarter of 2026, compared to the same period one year ago. The effective tax rate for the third quarter of 2026 was 19.7% compared to 18.6% for the same period in 2025. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended September 30, 2026 and 2025. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Nine-Month Period Ended September 30, 2026

Income tax expense increased $1.4 million to $4.3 million for the nine months ended September 30, 2026, compared to the same period one year ago. The effective tax rate for the nine months ended September 30, 2026 was 19.6% compared to 18.9% for the same period in 2025. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the nine months ended September 30, 2026 and 2025. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and nondeductible merger expenses. A more detailed discussion of the Company’s tax calculation is contained in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Condition

General

Assets totaled $2.075 billion on September 30, 2026, which was an increase of $36.9 million or 2.4% (annualized) from December 31, 2025. The asset composition did not significantly change during the first nine months of the year as loans, net of the allowance for credit losses, increased by $50.8 million, while total securities decreased by $19.2 million.

Total liabilities increased by $27.5 million during the nine-month period ended September 30, 2026, primarily from changes in customer deposits. Deposit balances and the composition of deposits as of September 30, 2026 changed as noninterest-bearing deposits increased $10.2 million, savings and interest-bearing deposits increased $24.8 million, and time deposits decreased $5.8 million from December 31, 2025.

Total shareholders’ equity increased by $9.4 million during the first nine months of 2026, primarily from a $12.9 million increase in retained earnings, offset by a $4.7 million increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was attributable to unrealized holding losses in the available-for-sale securities portfolio.  The Bank's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans totaled $1.486 billion on September 30, 2026, which was a $50.8 million or 4.7% (annualized) increase from December 31, 2025, and a $67.1 million, or 4.7%, increase over September 30, 2025. The change in loans over the periods did not have a significant impact on the composition of the loan portfolio. The loan portfolio was primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, and commercial and industrial loans, which totaled 35%, 50%, and 7% of the loan portfolio, respectively, on September 30, 2026, and 36%, 48%, and 8% of the loan portfolio, respectively, on December 31, 2025.

The loan portfolio includes loans that were acquired through business combinations and loans that were purchased through a third-party loan originator. Loans acquired through business combinations included unaccreted discounts, net of unamortized premiums totaling $11.6 million and $13.2 million, as of September 30, 2026 and December 31, 2025, respectively.  Loans purchased from a third-party that originated and serviced loans to health care professionals were $7.9 million as of September 30, 2026, plus unamortized premiums totaling $3.0 million, compared to loans of $10.0 million as of December 31, 2025, plus unamortized premiums totaling $4.1 million.

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

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $4.8 million on September 30, 2026, and $4.7 million on December 31, 2025, representing approximately 0.26% and 0.23% of total assets, respectively.  Nonaccrual loans totaled $4.1 million and $4.7 million on September 30, 2026, and December 31, 2025, respectively. There was $747 thousand in OREO on September 30, 2026, and none on  December 31, 2025. The OREO increase is from the carrying values of two closed banking offices driven by the one-time event of the branch consolidation. The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of September 30, 2026. There were no loans past due 90 days or more and accruing interest on September 30, 2026, and December 31, 2025.

On September 30, 2026 commercial and industrial loans and residential real estate loans comprised 41% and 42% of non-performing assets, respectively.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $2.8 million and $6.4 million on September 30, 2026 and December 31, 2025, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customer's ability to meet their debt requirements.

The Company purchased commercial and industrial loans between October 2021 and October 2023 from a third-party finance company that originated and serviced loans to health care professionals. The finance company operated a program that historically provided credit support to the Company through, among other things, the repurchase of their loans and unamortized loan premiums when loans did not pay according to the loan agreements. The finance company no longer offers this credit support. On September 30, 2026, loans purchased from the finance company totaled $10.9 million, which was comprised of $7.9 million in loan balances and unamortized premiums totaling $3.0 million. As of September 30, 2026, $1.4 million of these loans were non-accrual including premiums totaling $500 thousand and thus were individually evaluated. Specific reserves on these individually evaluated loans totaled $1.0 million and were included in the Company’s allowance for credit losses on loans. The remaining $9.5 million of loans with premiums totaling $2.5 million were considered performing and were included in the calculation of the collectively evaluated component of the allowance for credit losses. Premiums are amortized over the life of the loans using the effective interest method. As of September 30, 2026, there was a total of 112 loans purchased from the finance company included in the Company’s loan portfolio with a weighted average maturity of 5.1 years.

Management believes, based upon its review and analysis, that the Company has sufficient reserves to cover expected losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical losses, past due percentages, internally generated loan quality reports, prepayment speeds, curtailment rates for each loan category and other relevant factors when evaluating the loan portfolio. The allowance for credit losses on loans totaled $14.4 million, or 0.96% of total loans on September 30, 2026, compared to $14.7 million, or 1.02% of total loans on December 31, 2025. The decrease in allowance for credit losses to total loans from the prior period is primarily driven by a decrease in reserve percentage on individually analyzed loans and pooled loans. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers.

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

On September 30, 2026 securities totaled $306.8 million, a decrease of $19.2 million, or 7.9% (annualized), from $326.0 million on December 31, 2025. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2026, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $79 thousand and $363 thousand on September 30, 2026 and December 31, 2025, respectively. Gross unrealized losses in the available for sale portfolio totaled $21.5 million and $14.8 million on September 30, 2026, and December 31, 2025, respectively. Gross unrealized gains in the held to maturity portfolio totaled $0 and $98 thousand on September 30, 2026, and December 31, 2025, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $9.4 million and $6.8 million on September 30, 2026, and December 31, 2025, respectively. The change in the unrealized gains and losses of investment securities from December 31, 2025, to September 30, 2026, was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

Deposits totaled $1.829 billion on September 30, 2026, which was a $29.2 million, or 2.2% (annualized), increase from December 31, 2025, and a $19.2 million, or 1.1%, increase from September 30, 2025. Noninterest-bearing deposits, savings and interest-bearing deposits, and time deposits, totaled 28%, 52%, and 20%, of total deposits, respectively on September 30, 2026, consistent with 28%, 52%, and 20%, on December 31, 2025, and 28%, 52%, and 20%, on September 30, 2025. The composition of the deposit portfolio remained largely consistent with the prior period.

Subordinated Debt

The Company has one issuance of subordinated debt on September 30, 2026 that consists of $9.5 million outstanding of 4.00% fixed-to-floating rate subordinated notes due 2032. The original issuance of $10 million was assumed during the acquisition of Touchstone, and the Company repurchased $500 thousand of the notes during the second quarter of 2025 when the noteholder bank was acquired. There is currently an unamortized discount of $963 thousand on the remaining subordinated debt balance to be accreted monthly until maturity in January of 2032.

Liquidity

Liquidity sources available to the Bank, including interest-bearing deposits in banks, unpledged securities available for sale, at fair value, and available lines of credit totaled $721.6 million on September 30, 2026, $781.5 million on December 31, 2025, and $783.2 million on September 30, 2025.

The Bank maintains liquidity to fund loan growth and to meet potential demand from deposit customers, including potential volatile deposits. The estimated amount of uninsured customer deposits were $575.8 million on September 30, 2026, $538.2 million on December 31, 2025, and $555.0 million on September 30, 2025. Excluding municipal deposits that have collateral pledged, the estimated amount of uninsured customer deposits were $483.3 million on September 30, 2026, $448.8 million on December 31, 2025, and $473.4 million on September 30, 2025.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. There is also a capital conservation buffer, which is 2.5% above the regulatory minimum capital requirements. If capital levels fall below the required minimum ratios plus the buffer, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. This results in the following minimum capital ratios required to exceed the buffer: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Management believes, as of September 30, 2026 and December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios on September 30, 2026:

	Minimum Capital Requirement	First Bank
Total capital to risk-weighted assets	8.00%	14.19%
Tier 1 capital to risk-weighted assets	6.00%	13.20%
Common equity Tier 1 capital to risk-weighted assets	4.50%	13.20%
Tier 1 capital to average assets	4.00%	9.77%
Capital conservation buffer ratio(1)		6.19%

The following table shows the Company's regulatory capital ratios on September 30, 2026:

	Minimum Capital Requirement	First National Corporation
Total capital to risk-weighted assets	8.00%	15.14%
Tier 1 capital to risk-weighted assets	6.00%	13.59%
Common equity Tier 1 capital to risk-weighted assets	4.50%	12.98%
Tier 1 capital to average assets	4.00%	10.00%
Capital conservation buffer ratio(1)		7.14%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2026 and December 31, 2025.

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

Commitments to extend credit, which amounted to $285.1 million on September 30, 2026, and $288.1 million on September 30, 2025, are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. On September 30, 2026 and December 31, 2025, the Bank had $4.4 million and $3.1 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end, and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. On September 30, 2026, the cash flow hedges had a fair value of $2.7 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 10 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended  September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 13, 2026
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ Brad E. Schwartz	November 13, 2026
Brad E. Schwartz	Date
Executive Vice President and Chief Financial Officer